Form 10QSB
period 1995-04-30
STRUCTURAL INSTRUMENTATION INC
filed 1995-06-14
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               F O R M   10 - QSB

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

For the Quarter Ended                                               Commission File Number 0-12370
April 30, 1995

                       STRUCTURAL INSTRUMENTATION, INC.
     ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                         95-3381440
        -------------------------------                ------------------------------------
        (State or other jurisdiction of                (IRS Employer Identification Number)
        incorporation or organization)

             4611 South 134th Place, Tukwila, Washington     98168
     ---------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (206) 244-6100
     ---------------------------------------------------------------------
               Registrant's telephone number, including area code

                                     SAME
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  ___X____     No  ________

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on June 12, 1995.

                        STRUCTURAL INSTRUMENTATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   APRIL 30, 1995     JULY 31, 1994
    ASSETS                                                           (UNAUDITED)
                                                                   --------------------------------
Current assets:
    Cash                                                               $   84,943      $   17,341
    Accounts receivable, less allowance for doubtful accounts
       of $280,989 and $139,068 in 1995 and 1994, respectively          1,800,484       1,497,911
    Inventories                                                         1,043,451       1,184,411
    Deferred tax asset                                                    357,400         242,400
    Other current assets                                                   98,553         142,926
                                                                       ----------      ----------
         TOTAL CURRENT ASSETS                                           3,384,831       3,084,989

    Property and equipment, net                                           571,953         582,929
    Intangible assets, net                                              2,897,477       2,965,265
    Other assets, net                                                       3,000          43,059
                                                                       ----------      ----------
         TOTAL ASSETS                                                  $6,857,261      $6,676,242
                                                                       ==========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Notes payable to bank                                           $    ---        $  544,147
       Current maturities of long-term debt                               252,421         167,944
       Trade accounts payable                                             510,050         444,704
       Accrued liabilities                                              1,035,064         631,371
       Put option obligation - current                                      ---           209,700
       Income taxes payable                                               233,400          17,200

         TOTAL CURRENT LIABILITIES                                      2,030,935       2,015,066
                                                                       ----------      ----------
     ong-term debt, less current maturities                               141,977         217,529
     ut option obligation                                                 385,000         385,000
     eferred taxes                                                         27,400          27,400

     tockholders' Equity:
       Common stock, par value $.01 per share.
          Authorized, 5,000,000 shares; issued and
          outstanding: 2,347,240 shares
          in 1995 and 2,497,240 shares in 1994                             23,472          24,972
       Additional paid-in capital                                       4,927,668       4,920,227
       Deficit in retained earnings                                      (679,191)       (913,952)
                                                                       ----------      ----------
         TOTAL STOCKHOLDERS' EQUITY                                     4,271,949       4,031,247
                                                                       ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $6,857,261      $6,676,242
                                                                       ==========      ==========





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STRUCTURAL INSTRUMENTATION, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                         APRIL 30                           APRIL 30
                                                               ---------------------------        ---------------------------
                                                                     1995             1994              1995             1994
                                                               ---------------------------        ---------------------------
Net sales                                                      $2,364,859       $2,326,381        $7,446,932       $6,336,680
Cost of sales                                                   1,155,635        1,167,361         3,764,533        3,302,272
                                                               ----------       ----------        ----------       ----------
            GROSS MARGIN                                        1,209,224        1,159,020         3,682,399        3,034,408

Operating expenses:
        Selling, service, general and administrative              744,619          837,198         2,363,398        2,262,940
        Research, development and engineering                     254,905          124,394           608,003          391,190
        Amortization of intangibles                                32,611           51,331           107,847          167,707
                                                               ----------       ----------        ----------       ----------
            TOTAL OPERATING EXPENSES                            1,032,135        1,012,923         3,079,248        2,821,837
                                                               ----------       ----------        ----------       ----------
            EARNINGS FROM OPERATIONS                              177,089          146,097           603,151          212,571

Interest expense                                                  (24,843)         (52,154)          (98,398)        (183,878)
Other income (expense), net                                        17,516          (16,133)           15,008          (34,283)
                                                               ----------       ----------        ----------       ----------
            NET EARNINGS (LOSS) BEFORE INCOME TAXES
                 AND CUMULATIVE EFFECT OF A CHANGE IN
                 ACCOUNTING PRINCIPLE                             169,762           77,810           519,761           (5,590)

Income tax benefit (expense) (Note 4)                             (53,000)          (1,200)         (126,600)          17,200
                                                               ----------       ----------        ----------       ----------
            NET EARNINGS BEFORE CUMULATIVE EFFECT OF A
                 CHANGE IN ACCOUNTING PRINCIPLE                   116,762           76,610           393,161           11,610

Cumulative effect of a change in accounting principle               ---              ---               ---            120,000
                                                               ----------       ----------        ----------       ----------
NET EARNINGS                                                   $  116,762       $   76,610        $  393,161       $  131,610
                                                               ==========       ==========        ==========       ==========

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $     0.05       $     0.03        $     0.16       $     0.05
                                                               ==========       ==========        ==========       ==========

Weighted average number of shares outstanding                   2,410,273        2,519,201         2,438,955        2,494,979
                                                               ==========       ==========        ==========       ==========





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STRUCTURAL INSTRUMENTATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                               APRIL 30
                                                                                      --------------------------
                                                                                         1995           1994
                                                                                      ----------     -----------
          Operating Activities:
                 Net earnings                                                         $  393,161     $   131,610
                 Adjustments to reconcile net earnings to net cash
                     provided by operating activities:
                     Depreciation and amortization                                       221,690         276,775
                     Gain on disposition of property and equipment                        (4,771)         (1,700)
                     Deferred income tax benefit                                        (115,000)       (140,000)
                     Changes in operating assets and liabilities:
                         Accounts receivable                                            (302,573)         93,673
                         Inventories                                                     140,959         330,929
                         Other current assets                                             44,373         (17,143)
                         Trade accounts payable                                           65,346         102,763
                         Accrued liabilities                                             410,736         339,157
                         Income taxes payable                                            216,200           ---
                                                                                      ----------     -----------
                              TOTAL ADJUSTMENTS                                          676,960         984,454
                                                                                      ----------     -----------
                 Net cash provided by operating activities                             1,070,121       1,116,064

          Investing activities:
                 Decrease in other noncurrent assets                                       ---            19,975
                 Proceeds from sale of equipment                                           7,980           1,700
                 Purchase of equipment                                                  (106,076)        (62,816)
                                                                                      ----------     -----------
                 Net cash used in investing activities                                   (98,096)        (41,141)

          Financing activities:
                 Repayment of notes payable to bank, net                                (544,147)     (1,077,627)
                 Proceeds from (repayment of) long-term debt                               8,924        (119,115)
                 Payments on non-compete obligations                                       ---           (50,000)
                 Payments on put option obligations                                     (209,700)          ---
                 Issuance of common stock                                                  ---           137,500
                 Redemption of common stock                                             (159,500)          ---
                                                                                      ----------     -----------
                 Net cash used in financing activities                                  (904,423)     (1,109,242)
                                                                                      ----------     -----------
          Net increase (decrease) in cash                                                 67,602         (34,319)
          Cash at beginning of period                                                     17,341          41,876
                                                                                      ----------     -----------
          Cash at end of period                                                       $   84,943     $     7,557
                                                                                      ==========     ===========
          Supplemental disclosures of cash flow information:
                 Cash paid during the period for:
                     Interest                                                         $  205,000     $   128,787
                     Income taxes                                                         25,400           2,800


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STRUCTURAL INSTRUMENTATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of the Company and its subsidiary have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1995. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1994.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                           APRIL 30, 1995  (UNAUDITED)         JULY 31, 1994
    Raw Materials                 $  381,794                    $  412,416
    Work in Process                  192,083                       201,944
    Finished Goods                   469,574                       570,051
                                  ----------                    ----------
                                  $1,043,451                    $1,184,411
                                  ==========                    ==========



Inventories are presented net of valuation allowances which aggregate approximately $156,000 and $189,500 at April 30, 1995 and July 31, 1994,
respectively.

NOTE 3.  EARNINGS PER SHARE

Net earnings per share of common stock is based on the weighted average number of common shares and common stock equivalents outstanding during the period.

NOTE 4.  INCOME TAXES

The Company has established a valuation allowance against their deferred tax assets because they believe that some uncertainty may exist with respect to future realization of certain tax credit carryforwards. The valuation allowance totaled approximately $30,000 and $145,000 at April 30, 1995 and July 31, 1994 respectively.

NOTE 5.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 consolidated financial statement information to conform to the 1995 presentation.

                        STRUCTURAL INSTRUMENTATION, INC.
   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

GENERAL

Structural Instrumentation, Inc. - SI - manufactures microprocessor-based weighing systems for the transportation industry. The three general types of electronic scales manufactured include: on-board weighing systems installed in the frame or suspension system of a vehicle, semi-permanent industrial axle scales, and portable platform scales used both by weight enforcement agencies and general transportation companies.

Headquartered in Tukwila, Washington, SI went public in 1983 under the name of Invention, Design, Engineering Associates, Inc. With the acquisition of Structural Instrumentation, Inc. in 1987 and LODEC in 1990, SI became a leading international manufacturer and marketer of weighing systems.

Customers recognize SI (Structural Instrumentation) and LODEC individually as pioneers and leaders in the use of strain gauge technology in electronic weighing. Both firms trace their origins to the aerospace industry. SI evolves from the engineering group responsible for "structural instrumentation" used during the Boeing Company's SST project. LODEC represents an offshoot from ELDEC Corporation, an aerospace firm providing precision sensor technology. In 1993 the company changed its name to Structural Instrumentation, Inc. and is listed on the NASDAQ stock exchange as SISI.

SI's on-board weighing systems enable trucking operators to avoid fines for exceeding legal weight limits while maximizing hauling capacity. The microprocessor-based weighing systems also allow drivers to accurately measure payload, even during loading and off-loading, for net weight, gross weight, and incremental weight change for part or all of a vehicle.

Principal markets served by SI include:

Forestry

    Logging truck operators use SI scales to reduce overweight fines and improve load management. Loggers, fighting for survival, are being forced to find ways to improve efficiency. SI scales are one solution.

Refuse / Solid Waste

    The solid waste industry faces increased weight-based tipping fees as landfill capacity diminishes. Operators concerned about payload management use on-board scales to improve their marketing, pricing and route scheduling.

Bulk Commodity Hauling

    This segment involves operators transporting a wide range of commodity products including livestock, agricultural products, quarry and construction materials, and industrial liquids and gases. On-board scales are used to monitor and manage loading and delivery of product.

Industrial Axle Scale

    Key markets include common carrier freight terminals, distribution centers and transfer stations.

Government Weight Enforcement

    Weight enforcement agencies use SI portable scales to enforce legal weight limits.

RESULTS OF OPERATIONS

Sales

    Net sales increased by $38,000 (2%) for the third quarter ended April 30, 1995 over the comparable period in the prior year. The company continues to benefit from increased sales of new products developed and introduced to the on-board markets in 1994.

Gross Margin

    Gross Margin for the period of 51.1% increased by 1.3% over 3rd quarter gross margin in fiscal 1994.

Selling, General and Administrative Expenses

    Increased SG & A expenses reflect higher sales volume and continued investment in a substantial sales organization to build the company's dealer network and penetrate new markets.

Research and Development and Engineering Expenses

    Research, Development & Engineering expenditures are for the development of new products or applications for electronic weighing systems in the transportation industry as well as obtaining product certifications. RD & E expenses increased by $130,000 for the three month period ended April 30, 1995 versus the same period in 1994 due to increased activity in product development.

Amortization of Intangibles

    The amortization of intangibles from second quarter, fiscal year 1994 to the second quarter of fiscal 1995 decreased by $19,000 (36.5%) due to the reduction in non-compete amortization as certain non-compete agreements become fully amortized.

Interest Expense

    Interest expense decreased by $27,000 for the three months ended April 30, 1995 over the comparable prior year period due to the settlement of several put option obligations in prior periods and reduced borrowing on the company's line of credit. Strong cash flow over the past six quarters has allowed the company to substantially reduce overall debt.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency gains and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $1,800,000 which matured November 30, 1994, was renewed with US Bank of Seattle effective December 1, 1994. The new line of credit was opened for $2,000,000 and included more favorable terms for the company than the prior agreement. As of April 30, 1995 the Company had borrowed $ -0- under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.

PUT OPTION OBLIGATIONS

The liability associated with the company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in the put option obligation liability section of the Company's balance sheet as of April 30, 1995.

                        STRUCTURAL INSTRUMENTATION, INC.

                          PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS AND FORM 8-K

(a) Exhibits to Part II

         None.

(a) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter.

The items omitted are either inapplicable or are items to which the answer is negative.

                        STRUCTURAL INSTRUMENTATION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       STRUCTURAL INSTRUMENTATION, INC.





              June 13, 1995                     \S\  Rick A. Beets
                                       ----------------------------------------
                                                                 Rick A. Beets
                                                          President, CEO & CFO
                                      (Principal Executive & Financial Officer)

                                 EXHIBIT INDEX





EXHIBIT                                      DESCRIPTION
- - -------                                      -----------
27                                           Financial Data Schedule