Form 10KSB
period 1995-07-31
STRUCTURAL INSTRUMENTATION INC
filed 1995-10-27
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               F O R M   10 - KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended                        Commission File Number 0-12370
July 31, 1995


                        STRUCTURAL INSTRUMENTATION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            95-3381440
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)



             4611 South 134th Place, Tukwila, Washington      98168
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


                                 (206) 244-6100
               --------------------------------------------------
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12 (b) of the Act:
                                      None


Securities registered pursuant to Section 12 (g):

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No
                                -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /


         Issuers revenues for most recent fiscal year $9,816,011.


         The number of shares outstanding of each of the issuer's classes of common stock is 2,347,240 (as of October 17, 1995).


         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $4,189,319 (as of October 17, 1995).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 10, 1996 (the "Proxy Statement"), are incorporated by reference into Part III.



-------------------------------------------------------------------------------
                                       1

                                     PART I

ITEM 1.  BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS

         Structural Instrumentation, Inc. (formerly Invention, Design, Engineering Associates, Inc.) and Subsidiaries ("SI" or the "Company"), designs, develops, manufactures and sells electronic weighing systems to the general transportation industry. In addition, until discontinued in October, 1991, the Company manufactured automation equipment used to facilitate device assembly and testing of subminiaturized electronic components used in the assembly process of semiconductor manufacturing. The Company has discontinued operations in the semiconductor industry.

         The Company was incorporated in California on May 29, 1979 and was reincorporated in Delaware on April 20, 1983. On July 30, 1993 the Company changed its name from Invention, Design, Engineering Associates, Inc. to Structural Instrumentation, Inc.

         The Company's executive offices are located at 4611 South 134th Place, Tukwila, Washington. The telephone number is (206) 244-6100.

Acquisition of Structural Instrumentation, Inc.

         In June 1987, the Company acquired Structural Instrumentation, Inc., a Delaware corporation (SI). SI was a manufacturer of on-board weighing systems in the general transportation industry. This acquisition represented the Company's initial diversification outside of the semiconductor industry.

Acquisition of LODEC, Inc.

         In March 1990, the Company acquired LODEC Inc., a Washington corporation. LODEC was a manufacturer of on-board weighing systems and axle platform scales. Both product lines are used in the general transportation industry.

         The acquisition of LODEC further diversified the Company by adding a well established international distribution network with significant sales in Europe, Asia, South America, Canada, and Australia. The Company also obtained through the LODEC acquisition a market position in both the portable and permanent axle scale markets. In January 1991, LODEC was merged into SI.

Asset Purchase from Advanced Recording Instruments, Inc.

         In October 1995 the Company purchased the assets of Advanced Recording Instruments, Inc. (ARI). The asset purchase included the ARI on-board recorder and fleet information system product lines, all related technology, the trade names; ARI, Fleet Data Master and Fleet Sum software, inventory and fixed assets. ARI has designed, manufactured and marketed the systems since 1983. Over the past 12 years ARI has installed over 12,000 Fleet Data Master on-board vehicle computers and associated Fleet Sum software in a diversity of transportation industry operations.

(B)    NARRATIVE DESCRIPTION OF BUSINESS PRODUCTS

         The Company operates primarily in one industry, the transportation industry. With the acquisition of SI, in June 1987, a company that manufactured on-board electronic scales for vehicles, the Company entered the general transportation industry. The acquisition of LODEC, in April 1990, strengthened the Company's position in the on-board electronic scales market and expanded the Company's product line with the addition of portable and permanent axle scales. In October 1995 the Company purchased the assets and product line of ARI a designer and manufacturer of on-board vehicle recorders, data input units and related software for the general transportation industry.

On-board Weighing Systems

         The Company designs, manufactures and markets electronic weighing systems used in the transportation industry with particular emphasis in the forestry, waste, agriculture, railroad and special freight hauling industries. These industries are the primary market for on-board weighing systems as they often have loads which vary and are difficult to estimate. In addition it is often difficult, if not impossible, to access platform scales to determine weight due to the location in which many of these vehicles are loaded.

         The Company's on-board weighing system is typically mounted on the vehicle so that it weighs the vehicle payload. A microprocessor mounted in the cab of the vehicle displays to the driver and records in memory the net payload weight, the gross vehicle weight, and individual axle group weights. This enables the driver to know the vehicle load weight at all times to ensure that the vehicle load is maximized, but not in excess of legal weight limits.



--------------------------------------------------------------------------------
                                       2

         The scale systems use load sensors (transducers) that employ electronic strain gage technology. There are two general types of transducers that mount onto the vehicle: primary, direct sensing transducers such as load cells which are mounted between the load and frame, and secondary, indirect sensing transducers which respond to changes in a key load bearing suspension component. Examples of this secondary type of transducer include deflection transducers which measure the change in axle deflection with increasing loads and air or hydraulic transducers that measure the change in fluid pressure with changing loads.

         The sensors emit a millivolt signal which is converted to a more robust signal before being transmitted to a remote cab mounted microprocessor based indicator. The signal can be either a digital or frequency signal that varies in proportion to the applied load on the transducers. The microprocessor based indicator processes the signal and converts it into a displayed weight.

         The scale systems are calibrated individually for each vehicle after installation to ensure accuracy. Depending on the vehicle, the load sensors are commonly accurate to within 1% or 100 pounds of the indicated weight on the microprocessor mounted in the cab.

Portable and Permanent Axle Scales

         The Company designs, manufacturers and markets two product lines of platform scales - industrial axle scale systems (semi-permanent) and certified weight enforcement systems (portable). The industrial axle scale line is used primarily by carrier trucking fleets for axle check weighing at freight distribution terminals. The weight enforcement system line consists of specialized mobile weighing systems used by state and municipal agencies for enforcing vehicle axle weight limits.

         The platform systems utilize load cell technology similar to the on-board systems, but incorporate additional technology that facilitates the integration of load cells in steel or aluminum platforms. The platforms are constructed to be either installed in a pit making them flush with the road surface (industrial axle scales) or with integrated tire ramps so they are portable and can be utilized temporarily on any flat surface (weight enforcement systems).

On-board Recorder and Fleet Information Systems

         The ARI product line purchased in October 1995 consists of microprocessor-based hardware installed on vehicles that record operating information, a driver data input unit located in the vehicle cab and related software reporting applications used in base operations for development of fleet information related to vehicle operation, driver performance and fleet logistics.

Sales

         The Company's on-board weighing systems are sold throughout the world with principal markets in the United States, Europe, Asia, Canada, Australia and New Zealand, using a network of dealers who in turn sell and service to the end user. Dealers are most often, OEM's (original equipment manufacturers), OEM dealers, truck repair and service shops or truck equipment installation companies. As part of their representation agreement with the Company dealers provide customers in their local trade area with on-going service and support after the sale. The Company employs a sales and marketing force that is primarily responsible for, establishing, training and managing the dealer network and servicing large key accounts which the Company sells direct. The Company's sales personnel are based in Baltimore, Maryland; Indianapolis, Indiana; Arlington, Texas; Los Angeles, California; Eugene, Oregon; Kelowna, British Columbia, Canada; Toronto, Ontario, Canada and Rotterdam, Holland.

         The Company's portable and permanent electronic platform scales are also sold throughout the United States, Canada, and Europe, by a network of dealers and direct by the Company. The market for the industrial axle scales is primarily carrier trucking fleets, which use the scales for axle check weighing at freight distribution terminals. The portable platform scales are used principally by state and municipal agencies to enforce vehicle axle loads. The Company leverages the on-board marketing and sales force in taking the platform product line to market.

         The Company's new Fleet Information System business (ARI products) has historically been sold through a combination of dealers, license agreements and direct to end users by ARI personnel. The Company intends to continue the same marketing strategy with the addition of the existing Company regional sales organization to increase market penetration.

Sources of Supply

         The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.



--------------------------------------------------------------------------------
                                       3

Patents and Trademarks

         The Company holds 11 patents on various load cell and transducer designs and applications used on its on-board weighing systems. The patents have expiration dates ranging from 1996 to 2007. Currently the company has 5 patents pending approval. The Company has no reason to believe the patents are not valid. However, if the patents were successfully contested management does not believe it would have a material adverse impact on the Company.

Customers

         The Company's primary customers in the on-board market segments are its dealer network who, in turn, sell to individual truck operators and fleet operators located throughout the world with principal markets in the United States, Europe, Asia, Canada, Australia and New Zealand. The operators are engaged in many industries including forestry, waste, agriculture, and specialty bulk material hauling.

         In the platform scale market there are two distinct segments. In the industrial axle scale market the primary customers are carrier trucking fleets and trucking terminals. The customers in the weight enforcement market are state and municipal agencies responsible for enforcing weight limits.

         Fleet Information System (ARI products) customers make-up the Company's largest potential market for a single product line. The systems have application in all types and all sizes of transportation fleets ranging from general trucking and freight companies to small route oriented businesses, emergency vehicles and commercial fleets transporting people.

Backlog

         The Company's backlog, as of July 31, 1995 and 1994, was approximately $570,000 and $510,000 respectively. The Company estimates that all of its current backlog will be shipped during its fiscal year ending July 31, 1996.

Competition

         Competitors in the on-board market are generally equal in size to, or smaller than, the Company and have equal or lesser financial and other resources than the Company. Competitors in platform weighing systems generally are larger in size and have more financial or other resources than the Company. Examples of these competitors are Cardinal Scale, Fairbanks Scales, Toledo Scales, and Weigh-Tronix. Competition is based principally on product performance and price. The Company has no significant competition in the on-board market from manufacturers of conventional weighing products due to the specialized nature of on-board weighing systems.

         In the Company's new Fleet Information System business competitors range in size from large corporations such as Rockwell International Corporation and Cummins Engine who have more financial and other resources than the Company to smaller regional competitors with financial and other resources equal or lesser than those available to the Company.

Research & Development

         The Company conducts ongoing research and development to refine and improve its existing product line and to develop new product lines. Research and development expenses were approximately $700,600 in the fiscal year ended July 31, 1995 as compared with $531,008 and $410,806 in the fiscal years ended July 31, 1994 and 1993, respectively.

Employees

         As of October 17, 1995, the Company employed 82 full time employees. None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.



--------------------------------------------------------------------------------
                                       4

(C)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

         The products manufactured and marketed by the Company are sold both domestically and internationally. The following table sets forth the primary areas in which export sales occurred.

                                                       Years Ended July 31
                                          1995                  1994               1993

         CANADA                        $2,973,000            $2,346,000         $1,831,000

         OTHER                          1,080,000             1,367,000          1,514,000
                                       ----------            ----------         ----------

                                       $4,053,000            $3,713,000         $3,345,000
                                       ==========            ==========         ==========

         Export sales accounted for approximately 41%, 45% and 42% of total sales for fiscal year 1995, 1994, and 1993 respectively. The company presently has no foreign manufacturing operations and does not have a material amount of foreign identifiable assets.


ITEM 2.  PROPERTIES

         The Company currently leases a 30,000 square foot facility in an industrial area of Tukwila, Washington (a suburb of Seattle), which houses its executive and administrative offices as well as its marketing, engineering, and manufacturing facilities. The property is leased at an annual rental of $154,976. This lease contains an option for renewal and expires in April 1998. The Company feels that its current facilities are fully utilized and can accommodate the Company's operations for the foreseeable future. The Company leases a 2,550 square foot office facility in Spokane, Washington which is devoted to engineering activities. The Company also maintains a 3,000 square foot sales/service office located in Kelowna, British Columbia, Canada. This office houses sales, service and maintenance facilities for the Canadian market.


ITEM 3.  LEGAL PROCEEDINGS

         In 1990, the Company entered into put option agreements with five individuals, in conjunction with its acquisition of LODEC, Inc., to repurchase 201,000 shares of the Company's common stock for aggregate consideration of $1,005,000. During the 1994 fiscal year, the Company was served with lawsuits by certain of these individuals, who alleged that the Company had not fulfilled certain contractual obligations related to the put options. The Company has settled litigation with three of the individuals through payment and has entered into agreements with the two other individuals to extend the exercise date of their put options. Under terms of the put option extension agreements, 65,000 shares may be exercisable during a 120-day period commencing September 1, 1996 and 12,000 shares beginning October 22, 1997. The company has the ability to call the shares at any time during the extension agreement. Interest at either prime plus 2% or prime plus 2-1/2% is payable during the extension period.

         The currently anticipated liability associated with the Company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in the put option liability on the Company's balance sheet as of July 31, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1995.


-------------------------------------------------------------------------------
                                       5

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of October 17, 1995, there were 263 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared or paid any dividends since its inception. The following chart describes the price range
(bid) of Common Shares of SI, as quoted by NASDAQ, by quarter for 1995 and 1994:

                                               Price Range (Bid) of Common Shares
                                        1995                                       1994
                                HIGH             LOW                      HIGH            LOW
                                ----             ---                      ----            ---
         1st Quarter           1 1/2              3/4                    3 1/2           2 1/8
         2nd Quarter           3 1/8            1                        2 3/8           1 1/2
         3rd Quarter           3 3/4            2 1/4                    1 5/8           1 1/4
         4th Quarter           3 5/8            2 1/2                    1 3/4           1 1/4

         These quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

         The Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's loan agreements prohibit the payment of cash dividends without the bank's prior approval.


-------------------------------------------------------------------------------


                        STRUCTURAL INSTRUMENTATION, INC.

                      Selected Consolidated Financial Data

                                                  Year ended July 31
                           1995          1994             1993         1992(2)        1991(2)
Net Sales              $ 9,816,011   $ 8,288,058      $ 7,996,627    $ 7,679,845   $ 7,089,575

Net Earnings               510,465       227,068(3)      (182,968)       399,174    (1,409,805)
  (loss) (1)

Net Earnings (loss)
  per share                    .21           .09(3)          (.08)           .18          (.63)

Weighted average         2,431,069     2,494,331        2,407,678      2,243,840     2,241,840
  no. of shares
  outstanding

Total Assets             6,747,068     6,676,242        7,542,214      7,785,817     8,079,357

Long Term debt, less
  current portion           53,729       217,529          379,120        339,157       413,010

Other long term            407,200       412,400             --           50,000       930,500
  obligations

         The Company has not declared any dividends since its inception.


         (1) LODEC, Incorporated ("LODEC") was acquired April 1, 1990. LODEC's sales and net income since the acquisition date has been included herein.

         (2) Prior to October, 1991, the Company was engaged in the business of manufacturing automation equipment for the semiconductor industry. Revenue from this segment accounted for $139,534 and $407,663 in fiscal 1992 and 1991 respectively.

         (3) Includes cumulative effect on prior years of change in accounting principal ($120,000 or .05 per share).



-------------------------------------------------------------------------------
                                       6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage of sales that each income statement item represents, and the percentage increase or decrease in such items for the years indicated.

                                            Year ended July 31                Percentage Increase (Decrease)
                                            ------------------                ------------------------------
                                          1995     1994       1993            1995 vs. 1994    1994 vs. 1993

Net Sales                                  100%     100%       100%                18.4%             3.6%

Cost of Sales                             51.7     52.1       59.0                 17.5             (8.6)

Gross Margin                              48.3     47.9       41.0                 19.4             21.3

Selling, general and                      31.7     35.4       31.6                  6.2             15.9
 administrative

Research, Development                      7.1      6.4        5.1                 31.9             29.3
 and engineering

Amortization of intangibles                1.3      2.5        3.4                (36.5)           (25.4)

Operating Expense                         40.2     44.3       40.2                  7.6             14.1

Income (loss) from operations              8.1      3.7         .8                163.3            403.8

Interest Expense                          (1.2)    (2.8)      (2.7)               (49.6)            10.5

Other income (expense)                      .2     (0.4)      (0.4)                NM               17.6

Net income (loss)                          5.2      2.7       (2.3)               124.8             NM

NET SALES

         Sales for 1995 increased by 18.4% over 1994. The increase in 1995 sales came largely from increased unit volume as competitive pressure limited the Company's opportunities to increase prices. The 1994 sales increase of 3.6% over 1993 was also volume related. The increased 1995 volume was attributable to increased penetration of the US waste market, strong sales in the southwestern U.S. forestry markets, and strong forestry sales in Canada. The strong Canadian sales offset lower sales to European customers.

         International sales, including Canada, accounted for 41% and 45% of total Company sales in 1995 and 1994 respectively, and 42% of sales in 1993. Canadian sales are in Canadian dollars. International sales outside of Canada are in US dollars. Due to the limited fluctuation in the Canadian dollar exchange rate there has not been a significant impact on the financial statements for foreign currency exchange.

GROSS MARGIN

         Gross margins for 1995 increased by 19.4% over 1994. Gross margin in 1994 increased by 21.3% over 1993. Gross margin as a percentage to sales improved from 47.9% in 1994 to 48.3% in 1995. In 1994 gross margin as a percentage of sales increased to 47.9% as compared to 41.0% in 1993. The growth in gross margin in 1995 was due to higher sales volume. The growth in gross margin in 1994 was due to higher sales volume as well as lower cost of materials and improvement in manufacturing labor efficiencies.

         In future periods management expects gross margins to come under increased pressure as pricing in current markets comes under growing competitive pressure and as moves into new markets call for lower pricing levels in order to establish a market presence.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 6.2% in 1995, as compared to 1994, due to increased debt collection expenses and fees for professional services. Selling, general and administrative expenses increased from 1993 to 1994 by 15.9% due primarily to marketing expenses and professional service fees.

RESEARCH AND DEVELOPMENT EXPENSES

         Research, development and engineering expense increased 31.9% in 1995 and 29.3% in 1994, reflecting continued emphasis on new product development, product certifications and new product applications for electronic weighing systems.



-------------------------------------------------------------------------------
                                       7

INTANGIBLES

         The amortization of intangibles decreased in 1995 from 1994 by 36.5% and decreased from 1993 to 1994 by 25.4%. The reductions in both periods were due to continuing reduction in the remaining LODEC non-compete and consulting agreements.

INTEREST AND OTHER INCOME

         Interest expense decreased by 49.6% in 1995 compared to 1994. Interest expense in 1994 increased from 1993 by 10.5%. The reduction in 1995 reflects the positive cash flow from operations of $1,692,655 which contributed to a $828,000 reduction to outstanding debt. Also reflected in the 1994 to 1995 change is the non-recurrence of a 1994 payment of interest in arrears to certain former LODEC stockholders with Put Agreements with the Company. As a result of strong positive cash flow during both 1995 and 1994 interest paid on the Company's line of credit was reduced significantly from recent prior years. Other income in 1995 was $19,000, a positive change of $55,000 from 1994. This year to year change is largely due to 1994 Canadian currency exchange differences that did not recur in 1995 due to the stability of the Canadian dollar in 1995.

INCOME TAXES

         The provision for income taxes amounted to an expense of $187,491 in 1995. This compares to a net benefit of $75,000 in 1994.

         In future periods actual federal income tax expense may differ from the "expected" income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income tax expense) due to the amortization of certain intangible assets not deductible for income tax purposes.

INFLATION

         Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's line of credit of $2,000,000, which matures November 29, 1995, continues to be extended as requested. As of July 31, 1995 the Company had no borrowings under the line of credit. A positive cash flow of $1,692,655 from operations during 1995 provided the Company with the ability to make significant reduction to outstanding debt.

         The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs and remaining put obligation agreements.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                (Form 10-KSB)
                                                                                                   Pages(s)
                  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .             9-10

                  Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . .              11

                  Consolidated Statements of Operations  . . . . . . . . . . . . . . . .              12

                  Consolidated Statements of Stockholders' Equity  . . . . . . . . . . .              13

                  Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . .              14

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .             15-20



-------------------------------------------------------------------------------
                                       8

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                        STRUCTURAL INSTRUMENTATION, INC.
                                AND SUBSIDIARIES

                          July 31, 1995, 1994 and 1993



-------------------------------------------------------------------------------
                                       9

               Report of Independent Certified Public Accountants



Board of Directors
Structural Instrumentation, Inc.

We have audited the accompanying consolidated balance sheets of Structural Instrumentation, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Structural Instrumentation, Inc. and Subsidiaries as of and for the year ended July 31, 1993 were audited by other auditors whose report dated September 24, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Structural Instrumentation, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


   /s/ Grant Thornton
------------------------

Seattle, Washington
September 15, 1995



-------------------------------------------------------------------------------
                                       10

                Structural Instrumentation, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                    July 31,

                                                  ASSETS
                                                                                   1995          1994
                                                                               -----------    -----------
CURRENT ASSETS
   Cash                                                                        $   540,044    $    17,341
   Trade accounts receivable, less allowance
      for doubtful accounts of $154,454 in 1995
      and $139,068 in 1994 (notes E and G)                                       1,404,791      1,497,911
   Inventories (notes A2, C, E and G)                                              926,088      1,184,411
   Deferred tax asset (notes B and K)                                              318,900        242,400
   Other current assets                                                             72,255        142,926
                                                                               -----------    -----------

               Total current assets                                              3,262,078      3,084,989

PROPERTY AND EQUIPMENT, less accumulated depreciation and
   amortization (notes A3, D, E and G)                                             550,559        582,929

OTHER ASSETS
   Intangible assets, net (note A4)                                              2,874,881      2,965,265
   Other                                                                            59,550         43,059
                                                                               -----------    -----------
                                                                               $ 6,747,068    $ 6,676,242
                                                                               ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to bank (note E)                                              $      --      $   544,147
   Current maturities of long-term debt                                            257,364        167,944
   Put option obligation - current (note H)                                           --          209,700
   Trade accounts payable                                                          496,225        444,704
   Income taxes payable (notes B and K)                                            260,991         17,200
   Accrued liabilities (note F)                                                    882,306        631,371
                                                                               -----------    -----------
               Total current liabilities                                         1,896,886      2,015,066

LONG-TERM DEBT, less current maturities (note G)                                    53,729        217,529

PUT OPTION LIABILITY (note H)                                                      385,000        385,000

DEFERRED TAXES (notes B and K)                                                      22,200         27,400

COMMITMENTS AND CONTINGENCIES (notes I, M and N)                                      --             --

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized, 5,000,000 shares;
      issued and outstanding, 2,347,240 shares in 1995 and 2,497,240 in 1994        23,472         24,972
   Additional paid-in capital                                                    4,769,268      4,920,227
   Retained earnings (deficit)                                                    (403,487)      (913,952)
                                                                               -----------    -----------

                                                                                 4,389,253      4,031,247
                                                                               -----------    -----------

                                                                               $ 6,747,068    $ 6,676,242
                                                                               ===========    ===========

The accompanying notes are an integral part of these statements.


-------------------------------------------------------------------------------
                                       11

                Structural Instrumentation, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Year ended July 31,

                                                                      1995           1994           1993
                                                                  -----------    -----------    -----------
Net sales (note L)                                                $ 9,816,011    $ 8,288,058    $ 7,996,627
Cost of sales                                                       5,072,823      4,317,163      4,721,937
                                                                  -----------    -----------    -----------
            Gross margin                                            4,743,188      3,970,895      3,274,690

Operating expenses:
   Selling, service, general and administrative                     3,114,778      2,931,682      2,528,693
   Research, development and engineering                              700,600        531,008        410,806
   Amortization of intangibles                                        130,443        205,325        275,072
                                                                  -----------    -----------    -----------
                                                                    3,945,821      3,668,015      3,214,571
                                                                  -----------    -----------    -----------

            Earnings from operations                                  797,367        302,880         60,119

Interest expense                                                     (118,754)      (235,578)      (213,119)
Other income (expense), net                                            19,343        (35,234)       (29,968)
                                                                  -----------    -----------    -----------

            Net earnings (loss) before income taxes and
               cumulative effect of a change in accounting
               principle                                              697,956         32,068       (182,968)

Income tax (expense) benefit, net (note K)                           (187,491)        75,000            --
                                                                  -----------    -----------    -----------

            Earnings (loss) before cumulative effect of a
               change in accounting principle                         510,465        107,068       (182,968)

Cumulative effect on prior years of a
   change in accounting principle (note   B)                               --        120,000             --
                                                                  -----------    -----------    -----------

            NET EARNINGS (LOSS)

                                                                  $   510,465    $   227,068    $  (182,968)
                                                                  ===========    ===========    ===========

Earnings (loss) per common and common equivalent share Earnings
      (loss) before cumulative effect of a change
          in accounting principle                                 $       .21    $       .04    $      (.08)
      Cumulative effect on prior years of a change in
          accounting principle                                             --            .05             --
                                                                  -----------    -----------    -----------

             Net earnings (loss) per share
               (note A6)                                          $       .21    $       .09    $      (.08)
                                                                  -----------    -----------    -----------

Weighted average shares outstanding                                 2,431,069      2,494,331      2,407,678
                                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these statements.


-------------------------------------------------------------------------------
                                       12

                Structural Instrumentation, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended July 31, 1995, 1994 and 1993

                                             Common stock          Additional       Retained        Total
                                       ------------------------      paid-in        earnings     stockholders'
                                         Shares         Amount       capital        (deficit)       equity
                                       ---------       --------    -----------    ------------   -------------
Balance, August 1, 1992                2,243,840       $ 22,438    $ 4,794,189    $  (958,052)   $ 3,858,575

Net loss                                      --             --             --       (182,968)      (182,968)

Stock options exercised                   23,400            234         25,038             --         25,272

Common stock issued for debt             120,000          1,200        118,800             --        120,000
                                       ---------       --------    -----------    -----------    -----------

Balance, July 31, 1993                 2,387,240         23,872      4,938,027     (1,141,020)     3,820,879

Net earnings                                  --             --             --        227,068        227,068

Adjustment of put option liability            --             --       (154,200)            --       (154,200)

Stock options exercised                  110,000          1,100        136,400             --        137,500
                                       ---------       --------    -----------    -----------    -----------

Balance, July 31, 1994                 2,497,240         24,972      4,920,227       (913,952)     4,031,247

Net earnings                                  --             --             --        510,465        510,465

Settlement of put option liability       (40,000)          (400)         7,441             --          7,041

Purchase of common stock                (110,000)        (1,100)      (158,400)            --       (159,500)
                                       ---------       --------    -----------    -----------    -----------

Balance, July 31, 1995                 2,347,240    $    23,472    $ 4,769,268    $  (403,487)   $ 4,389,253
                                       =========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of this statement.



-------------------------------------------------------------------------------
                                       13

                Structural Instrumentation, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended July 31,
                                                                                         1995          1994           1993
                                                                                    ------------   ------------   ------------
Increase (Decrease) in Cash
Cash flows from operating activities:
   Net earnings (loss)                                                              $   510,465    $   227,068    $  (182,968)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                                 288,488        348,871        421,421
          Deferred income taxes                                                         (81,700)      (215,000)            --
          Changes in operating assets and liabilities:
               Decrease (increase) in trade accounts receivable                          93,120        318,489       (348,554)
               Decrease in inventories                                                  258,323        469,897        429,795
               Decrease (increase) in other current assets                               70,671          3,844       (117,228)
               Increase in trade accounts payable                                        51,521         43,863         44,321
               Increase in accrued liabilities                                          257,976        224,938         88,800
               Increase in income taxes payable                                         243,791         15,600             --
                                                                                    -----------    -----------    -----------

                                  Net cash provided by
                                     operating activities                             1,692,655      1,437,570        335,587
Cash flows from investing activities:
   Decrease in other assets                                                                --           19,975           --
   Purchase of equipment                                                               (182,225)       (77,239)      (122,891)
                                                                                    -----------    -----------    -----------


                                  Net cash used in investing activities                (182,225)       (57,264)      (122,891)
                                                                                    -----------    -----------    -----------


Cash flows from financing activities:
   Payment on notes payable to bank, net                                               (544,147)    (1,067,472)       (16,521)
   Proceeds from long-term debt                                                         159,500           --          200,000
   Payments on long-term debt                                                          (233,880)      (159,869)       (86,953)
   Proceeds from notes payable to stockholders                                             --             --          140,000
   Proceeds from issuance of common stock                                                  --          137,500         25,272
   Purchase of common stock                                                            (159,500)          --             --
   Payments on notes payable to stockholders                                               --             --         (240,000)
   Payments on put option obligations                                                  (209,700)      (265,000)          --
   Payments on non-compete obligations                                                     --          (50,000)      (215,554)
                                                                                    -----------    -----------    -----------

                                  Net cash used in financing activities                (987,727)    (1,404,841)      (193,756)
                                                                                    -----------    -----------    -----------

Net increase (decrease) in cash                                                         522,703        (24,535)        18,940

Cash at beginning of year                                                                17,341         41,876         22,936
                                                                                    -----------    -----------    -----------

Cash at end of year                                                                 $   540,044    $    17,341    $    41,876
                                                                                    ===========    ===========    ===========
Cash paid during the year for:
   Interest                                                                         $   230,173    $   175,384    $   165,744
   Income taxes                                                                     $    25,400    $     2,800    $      --
Supplemental schedule of non-cash investing and financing
   activities:
      Common stock exchanged for debt                                               $      --      $      --      $   120,000

The accompanying notes are an integral part of these statements.



-------------------------------------------------------------------------------
                                       14

                Structural Instrumentation, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Structural Instrumentation, Inc. manufactures and markets on-board weighing and information systems and platform scales for the transportation industry, as well as force measurement devices for general industry. Sales are made to customers throughout the United States and Canada, as well as other international markets. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

     1.       Principles of Consolidation

     The consolidated financial statements include the accounts of Structural Instrumentation, Inc. (SI or Company) and its subsidiaries, IDEAutomation International, Inc. and Structural Instrumentation Manufacturing Co. (SI Manufacturing). SI Manufacturing was merged into SI effective May 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

     2.       Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     3.       Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from three to ten years, principally on a straight-line basis.

     The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

     4.       Intangible Assets

     Intangible assets represent the excess cost of acquiring a subsidiary over the fair value of net assets acquired at the date of acquisition which are amortized using the straight-line method primarily over 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization was $740,676 and $650,292 at July 31, 1995 and 1994, respectively.

     5.       Product Warranty

     Product warranty costs are estimated and accrued at the time sales are recorded.

     6.       Earnings (Loss) Per Common and Common Equivalent Share

     Earnings (loss) per common and common equivalent share is calculated based upon the weighted average common and common equivalent shares outstanding during the period.

     7.       Reclassifications

     Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.



-------------------------------------------------------------------------------
                                       15

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted, effective August 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting principle from the deferred method to the liability method of accounting for income taxes increased the Company's 1994 earnings by $120,000, or $.05 per share. Income taxes for the year ending July 31, 1993 were not restated for this change. The effect on the 1994 net earnings before the cumulative effect of the change in accounting principle was to increase net earnings by approximately $95,000.

NOTE C - INVENTORIES

     Inventories consist of the following at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Raw materials                                       $  413,052   $  484,533
     Work in process                                        192,292      214,572
     Finished goods                                         455,174      674,843
                                                         ----------   ----------
                                                          1,060,518    1,373,948
     Less allowance for obsolescence                        134,430      189,537
                                                         ----------   ----------

                                                         $  926,088   $1,184,411
                                                         ==========   ==========


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Machinery and equipment                             $1,530,455   $1,424,210
     Motor vehicles                                          22,903       85,521
     Leasehold improvements                                  98,042       95,970
                                                         ----------   ----------
                                                          1,651,400    1,605,701

     Less accumulated depreciation and amortization       1,100,841    1,022,772
                                                         ----------   ----------

                                                         $  550,559   $  582,929
                                                         ==========   ==========


NOTE E - NOTES PAYABLE TO BANK

     Notes payable to bank represent borrowings under a $2,000,000 revolving line of credit for SI Manufacturing, which expires in November 1995. Borrowings are secured by trade accounts receivable, inventories and certain equipment. Borrowings under the line of credit bear interest at the prime rate plus 1%, .625% or .25% depending on certain financial ratios of the Company (9.375% at July 31, 1995). The Company is required to maintain certain levels of working capital, net worth and debt-to-equity ratios and may not pay any cash dividends.


NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Accrued salaries, wages and
        other compensation                                $223,798     $174,359
     Warranty reserve                                      389,635      181,610
     Accrued professional fees                             225,334      130,996
     Accrued interest                                            -      111,419
     Other                                                  43,539       32,987
                                                          --------     --------
                                                          $882,306     $631,371
                                                          ========     ========



-------------------------------------------------------------------------------
                                       16

NOTE G - LONG-TERM DEBT

     Long-term debt consists of the following at July 31:

                                                                                      1995                     1994
                                                                                    --------                 --------
     Note payable to bank in monthly installments of $10,079 including interest at the prime rate plus 1.25% and 1.75% at July 31,
        1995 and 1994, respectively (9.625% at July 31,
        1995), secured by equipment, due September 1996                             $134,480                 $244,928

     Note payable to bank in monthly installments of $5,405 plus interest at the prime rate plus 1.25% and 1.75% at July 31,
        1995 and 1994, respectively, secured by equipment, due
        September 1996                                                                70,280                  140,545

     Note payable to bank in monthly installments of $6,646 plus interest at the prime rate plus 1.25%, secured by accounts
        receivable and inventory, due November 1996                                  106,333                        -
                                                                                    --------                 --------
                                                                                     311,093                  385,473
     Less current maturities                                                         257,364                  167,944
                                                                                    --------                 --------

                                                                                    $ 53,729                 $217,529
                                                                                    ========                 ========

     Aggregate maturities of long-term debt are as follows at July 31, 1995:

             Year ending July 31,
             --------------------
                             1996                             $257,364
                             1997                               53,729
                                                              --------
                                                              $311,093
                                                              ========

     These notes payable to the bank are also included in the terms of the revolving line of credit agreement described in note E.

NOTE H - PUT OPTION OBLIGATION

     The Company in 1990 entered into put option agreements with five individuals, in conjunction with its acquisition of LODEC, Inc., to repurchase 201,000 shares of the Company's common stock for aggregate consideration of $1,005,000. During the 1995 and 1994 fiscal years, the Company repurchased 124,000 shares of common of three of the individuals through payment and entered into extension agreements with two other individuals for their 77,000 shares. Under terms of the put option extension agreements, 65,000 shares may be exercisable during a 120-day period commencing September 1, 1996, and 12,000 shares beginning October 22, 1997. The Company has the ability to call the stock at $5 per share at any time during the extension agreement. Interest at either prime plus 2% or prime plus 2-1/2% is payable during the extension period.

     The currently anticipated liability associated with the Company's agreements to repurchase 77,000 and 121,000 shares (as of July 31, 1995 and 1994, respectively), of the Company's stock upon exercise of the remaining put options is included in the put option liability on the Company's balance sheet.



-------------------------------------------------------------------------------
                                       17

NOTE I - COMMITMENTS AND CONTINGENCIES

     1.       Leases

     The Company leases its manufacturing and office space and certain equipment under terms of noncancelable operating leases.

     Future minimum lease payments under noncancelable operating leases as of July 31, 1995 are approximately as follows:

              Year ending July 31,
              --------------------
                              1996                          $226,000
                              1997                           204,000
                              1998                           136,000
                              1999                            13,000
                              2000                             4,000
                                                            --------
                                                            $583,000
                                                            ========

     Rent expense, net of sublease income, under noncancelable operating leases was approximately $230,000, $197,000 and $206,000 for the years ended July 31, 1995, 1994 and 1993, respectively.


NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     Sublease rental income under noncancelable operating leases was approximately $5,000, $38,000, and $156,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

     2.       Legal Matters

     The Company is engaged in various lawsuits, as plaintiff or defendant, involving various matters. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

NOTE J - STOCK OPTION PLAN

     The Company implemented a new stock option plan in 1995 for key employees and has authorized a total of 300,000 shares of common stock to be set aside for grants. Additionally, options are outstanding under the old plan which expired July 31, 1994. The vesting and expiration dates of the stock options are at the discretion of the Board of Directors. A summary of stock options follows:

                                                      1995                    1994                    1993
                                                    --------                --------                --------
     Outstanding at beginning of year               206,600                 106,600                 100,000

     Granted                                         21,500                 100,000                  80,000
     Exercised                                           -                       -                  (23,400)
     Expired/canceled                               (77,100)                     -                  (50,000)
                                                  -----------             -----------             -----------
     Outstanding at end of year                     151,000                 206,600                 106,600
                                                  -----------             -----------             -----------
     Exercisable at end of year                      52,000                 102,600                  56,600

     Price range                                  $1.08-3.375             $1.08-3.125              $1.08-1.56
                                                  -----------             -----------              ----------
     Available for future grant                     279,000                        -                120,000


-------------------------------------------------------------------------------
                                       18

NOTE K - INCOME TAXES

     Income taxes consist of the following at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Current expense                                      $269,191     $ 20,000
     Deferred benefit                                      (81,700)     (95,000)
                                                          --------     --------

                                                          $187,491     $(75,000)
                                                          ========     ========

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Tax at statutory rate                                $237,300    $  10,900
     Valuation allowance                                   145,000)    (125,000)
     Nondeductible goodwill                                 47,300       48,500
     State and foreign taxes                                32,000            -
     Non-deductible meals and entertainment                  9,900            -
     Other                                                   5,991       (9,400)
                                                          --------    ----------
                                                          $187,491    $ (75,000)
                                                          ========    =========

     The components of deferred taxes included in the balance sheet are as follows at July 31:

                                                            1995         1994
                                                         ----------   ----------
     Deferred tax asset:
        Accrued vacation and warranty                    $147,600      $ 77,000
        Provision for bad debts                            52,500        65,400
        Accrued liabilities not timely paid                51,900        34,000
        Inventory reserve and capitalized overhead         66,200        92,000
        Foreign currency adjustment                           700        14,000
        Tax credit carryforwards                                -       105,000
        Valuation allowance                                     -      (145,000)
                                                         --------     ---------

                                                         $318,900     $ 242,400
                                                         ========     =========
     Deferred tax liability:
        Excess of tax over book depreciation             $ 22,200     $  27,400
                                                         ========     =========

     The Company established a valuation allowance of $145,000 as of July 31, 1994, due to the uncertainty of certain carryforwards. This allowance was eliminated as of July 31, 1995.


-------------------------------------------------------------------------------
                                       19

     The components of deferred income tax expense (benefit) are as follows for the years ended July 31:

                                                       1995             1994
                                                    ----------       ----------
     Allowance for doubtful receivables             $  12,700        $ (22,000)
     Excess of book over tax depreciation              (5,200)          (8,000)
     Inventory reserve and capitalized overhead        26,000           64,000
     Foreign currency                                  15,300           (2,000)
     Accrued warranty                                 (70,700)          (4,000)
     Accrued liabilities                              (18,000)         (30,000)
     Valuation allowance reduction                   (145,000)        (125,000)
     Tax credits utilized                             104,700           17,000
     Net operating loss carryforward                       -             8,000
     Other                                             (1,500)           7,000
                                                    ---------        ---------

                                                    $ (81,700)       $ (95,000)
                                                    =========        =========

     There were no income taxes provided in 1993 due to the utilization of net operating loss carryforwards. Actual federal income tax expense would differ from the "expected" income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income tax expense) due to the amortization of certain intangible assets not deductible for income tax purposes.

NOTE L - EXPORT SALES

     The Company sells its products in the United States, Europe, Australia, Canada and other parts of the world. Net export sales by foreign geographic areas are as follows:

                                  1995            1994            1993
                               ----------      ----------      ----------
     Canada                    $2,973,000      $2,346,000      $1,831,000
     Other areas                1,080,000       1,367,000       1,514,000
                               ----------      ----------      ----------

                               $4,053,000      $3,713,000      $3,345,000
                               ==========      ==========      ==========

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the requirements of "Statement of Financial Accounting Standards No. 107 - Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     1.       Long-Term Debt

     The carrying amount approximates fair value because of the variable interest rates which are consistent with market changes.

     2.       Put Option Obligation

     It was not practicable to estimate the fair value due to the specific nature of the contract.

NOTE N - BENEFIT PLAN

     The Company has a defined contribution 401(k) plan. All employees are eligible for this plan upon completion of six months of service. The Company matches 25% of the employee contributions up to a maximum of $200 per employee. The contribution expense was approximately $6,800, $8,000 and $6,000 for the years ended July 31, 1995, 1994 and 1993, respectively.



-------------------------------------------------------------------------------
                                       20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 1, 1993, the services of Deloitte & Touche, Certified Public Accountants, as the principal accounting firm for audit of the Company's consolidated financial statements were terminated by the Company. On June 20, 1994, Grant Thornton was engaged for such purpose.

         The decision to change accountants was approved by the Company's board of Directors, based on the recommendation of the Audit Committee of the Board.

         The report of Deloitte & Touche on the Company's consolidated financial statements for fiscal year ended July 31, 1993 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

         In connection with the audit of the Company's consolidated financial statements for the fiscal year ended July 31, 1993 (there having been no audit of any subsequent interim), there was no disagreement with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of said firm would have caused them to make reference in connection with their report to the subject matter of the disagreement.


                                    PART III

         The information required by ITEMS 9, 10, 11, and 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants last fiscal year end, July 31, 1995.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)       Exhibits

                    The following documents are filed herewith for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

       3  (a)       Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

          (b)       By-Laws (1)

       4  (a)       Specimen certificate evidencing shares of Common Stock
                    (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

      10  (a)       1994 Stock Option Plan (Incorporated by reference to the
                    Company's Proxy Statement for the annual meeting held
                    January 19, 1995)

      10  (b)       Amended and Restated 1984-85 Stock Option Plan
                    (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1994)

          (d) Lease between Halverson-Lindell and SI dated November 20, 1988, for the premises located at 4611 South 134th Place, Tukwila, Washington. (Incorporated by reference to exhibit 1 to the Company's Annual Report on Form 10K for fiscal year ending July 31, 1989)

      22.1          Subsidiaries of the Registrant

      24.1 Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-8

      24.2 Consent of Deloitte & Touche to incorporation by reference of financial statements into Registration Statement on Form S-8

      27            Financial Data Schedule

(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement of Form S-1 (File No. 2-83781), as amended.


-------------------------------------------------------------------------------
                                       21

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STRUCTURAL INSTRUMENTATION, INC.



DATED: October 24, 1995           /s/ Rick A. Beets
                                  -----------------------------------------
                                  Rick A. Beets, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 24, 1995 by the following persons in the capacities indicated:



                                   /s/ Rick A. Beets
                                  -----------------------------------------
                                  Rick A. Beets, President, CEO & CFO
                                  (Principal Executive & Financial Officer)



                                   /s/ Edward A. Alkire
                                  -----------------------------------------
                                  Edward A. Alkire, Secretary, Director



                                   /s/ S. Scott Crump
                                  -----------------------------------------
                                  S. Scott Crump, Director



                                  -----------------------------------------
                                  Heinz Zweipfenning, Director



                                   /s/ Ralph E. Crump
                                  -----------------------------------------
                                  Ralph E. Crump, Chairman of the Board,
                                  Director, Treasurer



                                  /s/ D. Dean Spatz
                                  -----------------------------------------
                                  D. Dean Spatz, Director



-------------------------------------------------------------------------------
                                       22