Form 10QSB
period 1995-10-31
STRUCTURAL INSTRUMENTATION INC
filed 1995-12-13
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

For the Quarter Ended                             Commission File Number 0-12370
October 31, 1995

                        STRUCTURAL INSTRUMENTATION, INC.

   --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                   95-3381440
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

            4611 South 134th Place, Seattle, Washington         98168
  ---------------------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (206) 244-6100
             ------------------------------------------------------
               Registrant's telephone number, including area code

                                      SAME
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on December 6, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STRUCTURAL INSTRUMENTATION, INC.
                           CONSOLIDATED BALANCE SHEETS

        ASSETS

                                                                         October 31, 1995     July 31, 1995
                                                                            (Unaudited)
                                                                         -----------------------------------
Current assets:
        Cash                                                              $   235,996           $   540,044
        Trade accounts receivable, less allowance for doubtful
             accounts of $186,615 and $154,454 respectively                 1,791,431             1,404,791
        Inventories                                                         1,110,855               926,088
        Deferred tax asset                                                    384,900               318,900
        Other current assets                                                   53,839                72,255
                                                                         -----------------------------------
             TOTAL CURRENT ASSETS                                           3,577,021             3,262,078

Property and equipment, less accumulated depreciation and
    amortization                                                              673,734               550,559

Other assets:
Intangible assets, net                                                      2,852,285             2,874,881
Other                                                                          86,913                59,550
                                                                         -----------------------------------
             TOTAL ASSETS                                                 $ 7,189,953           $ 6,747,068
                                                                         ===================================


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current maturities of long term debt                              $   241,145           $   257,364
        Put option obligation - current                                       325,000                  --
        Trade accounts payable                                                768,174               496,225
        Income taxes payable                                                  208,991               260,991
        Accrued liabilities                                                   991,296               882,306
                                                                         -----------------------------------
             TOTAL CURRENT LIABILITIES                                      2,534,606             1,896,886

Long-term debt, less current maturities                                         6,646                53,729
Put option liability                                                           60,000               385,000
Deferred taxes                                                                 22,200                22,200

Stockholders' Equity:

        Common stock, par value $.01 per share. Authorized,
             5,000,000 shares; issued and outstanding, 2,347,240
             shares                                                            23,472                23,472
        Additional paid-in capital                                          4,769,268             4,769,268
        Deficit in retained earnings                                         (226,239)             (403,487)
                                                                         -----------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                     4,566,501             4,389,253
                                                                         ===================================
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 7,189,953           $ 6,747,068
                                                                         ===================================


                 See notes to consolidated financial statements

                        STRUCTURAL INSTRUMENTATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         OCTOBER 31
                                                                     1995                  1994
                                                              ---------------------------------
Net sales                                                     $ 2,701,023           $ 2,042,410
Cost of sales                                                   1,400,691             1,054,822
                                                              ---------------------------------
             GROSS PROFIT                                       1,300,332               987,588

Operating expenses:
        Selling, service, general and administrative              785,806               679,874
        Research, development and engineering                     214,695               137,754
        Amortization of intangibles                                22,596                37,618
                                                              ---------------------------------
             TOTAL OPERATING EXPENSES                           1,023,097               855,246
                                                              ---------------------------------

             EARNINGS FROM OPERATIONS                             277,235               132,342

Interest expense                                                  (18,377)              (32,419)
Other income (expense), net                                        28,389                15,450
                                                              ---------------------------------

             NET EARNINGS BEFORE INCOME TAXES                     287,247               115,373

Income tax expense                                               (110,000)              (25,000)
                                                              ---------------------------------
NET EARNINGS                                                  $   177,247           $    90,373
                                                              =================================


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE           $       .07           $       .04
                                                              =================================

Weighted average shares outstanding                             2,431,914             2,493,414
                                                              =================================


                 See notes to consolidated financial statements

                        STRUCTURAL INSTRUMENTATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                   OCTOBER 31
                                                                                    1995                1994
                                                                               -----------------------------
Increase (Decrease) in Cash
Cash flows from operating activities:
        Net earnings                                                           $ 177,247           $  90,373
        Adjustments to reconcile net earnings to net cash provided by
          (used in) operating activities:
             Depreciation and amortization                                        72,028              74,757
             Gain on disposition of property and equipment                          --                (1,100)
             Deferred income taxes                                               (66,000)               --
        Changes in operating assets and liabilities:

             Increase in trade accounts receivable                              (386,640)           (228,120)
             Decrease (increase) in inventories                                 (184,767)             16,631
             Decrease in other current assets                                     18,416              37,237
             Increase (decrease) in trade accounts payable                       271,949             (44,767)
             Increase in accrued liabilities                                     108,992              57,659
             Increase (decrease) in income taxes payable                         (52,000)              6,201
                                                                               -----------------------------
        Net cash provided (used) by operating activities                         (40,775)              8,871

Cash flows from investing activities:
        Proceeds from sale of equipment                                             --                 1,100
        Purchase of equipment                                                   (199,971)             (8,465)
                                                                               -----------------------------
        Net cash used in investing activities                                   (199,971)             (7,365)

Cash flows from financing activities:
        Proceeds from notes payable to bank                                         --                54,584
        Payments on long term debt                                               (63,302)            (54,541)
        Payments on put option obligations                                          --                (9,700)
                                                                               -----------------------------
        Net cash used in financing activities                                    (63,302)             (9,657)
                                                                               -----------------------------
Net decrease in cash                                                            (304,048)             (8,151)

Cash at beginning of period                                                      540,044              17,341
                                                                               -----------------------------

Cash at end of period                                                          $ 235,996           $   9,190
                                                                               =============================

Supplemental disclosures of cash flow information:

        Cash paid during the period for
             Interest                                                          $  18,377           $ 106,797
             Income taxes                                                        228,000              18,800


                 See notes to consolidated financial statements

                        STRUCTURAL INSTRUMENTATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of the Company and its subsidiary have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1996. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1995.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                      OCTOBER 31, 1995      JULY 31, 1995
                                         (UNAUDITED)
Raw Materials                            $  457,509          $  413,052
Work in Progress                            255,857             192,292
Finished Goods                              577,135             455,174
                                         ------------------------------
                                          1,290,501           1,060,518
Less allowance for obsolescence             179,646             134,430
                                         ------------------------------
                                         $1,110,855          $  926,088
                                         ==============================


NOTE 3.  EARNINGS PER SHARE

Net earnings per share of common stock is based on the weighted average number of common shares and common stock equivalents outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Structural Instrumentation, Inc. - SI - manufactures mobile and stationary weighing systems for the transportation industry, vehicle fleet information systems and force measurement devices.

The three general types of electronic weighing systems include: on-board weighing systems installed in the frame or suspension system of a vehicle, semi-permanent industrial axle scales, and portable platform scales used both by weight enforcement agencies and general transportation companies.

Fleet information systems are made up of on-board vehicle and base operation hardware and software that collect and report operating information used to manage and improve the performance of fleet operations. Specific benefits from system utilization include increased driver and truck efficiency, reduced maintenance costs, better safety records, reduced manual report generation and improved customer service.

Force measurement devices are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor controlled digital electronics, force measurement devices measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment.

RESULTS OF OPERATIONS

Sales

     Net sales increased to $2,701,023 for the quarter ended October 31, 1995 from $2,042,410 for the same period last year. This is an increase of $658,613 or 32% over the prior year's first quarter results.

     The sales increase, is the result of very strong sales in the U.S. forestry market, particularly in the southeast, a strong Canadian forestry industry and a continuation of the company's growth in the US waste market. Sales to international markets outside of Canada decreased slightly.

     While continued sales growth is expected during the last nine months of fiscal 1996, it is unlikely that the rate of growth experienced during the quarter ended October 31, 1995 will be sustained for the balance of the fiscal year.

Gross Profit

     Gross profit for the quarter was $1,300,332 compared to $987,588 in the first quarter last year. This is an increase of $312,744 or 32% over the prior quarter's results. Gross profit as a percentage of sales remained the same from quarter to quarter at 48%.

Selling, General and Administrative Expenses

     SG & A expenses increased to $785,806 for the quarter ended October 31, 1995 from $679,874 for the same period last year. This is an increase of $105,932 or 16% over the prior year's first quarter. SG & A expenses as a percentage of revenue decreased to 29% down from 33% in the same quarter of last year. The increased expenses are the result of higher compensation costs related to the increased sales volume and increased fees for professional services and debt collection expense.

Research and Development and Engineering Expenses

     RD & E expenditures increased to $214,695 for the quarter ended October 31, 1995 from $137,754 for the same period last year. This is an increase of $76,941 or 56% over the prior year's first quarter. RD & E expenses as a percentage of revenues increased to 8% from 7% in the same quarter of last year. The higher spending reflects a higher rate of investment in new product development as well as increased product extensions for existing product lines. The Company expects to continue its aggressive product development program into the near term.

Intangibles

     The amortization of intangibles decreased to $22,596 for the quarter ended October 31, 1995 from $37,618 for the same period last year. This is a decrease of $15,022 or 40% from the prior year's first quarter. The lower expense reflects the completion of amortization for non-compete agreements associated with an acquisition.

Interest Expense and Other Income

     Interest expense decreased to $18,377 for the quarter ended October 31, 1995 from $32,419 for the same period last year. This is a decrease of $14,042 or 43% from the prior year's first quarter. The lower interest expense is the direct result of reduced borrowings by the company. Other income increase to $28,389 from $15,450 for the same period last year. This is an increase of $12,939 or 84% from the prior year's first quarter. The largest contribution to the increase was the partial recovery of a previously written off debt.

Income Tax Expense

     Income tax expense increased to $110,000 for the quarter ended October 31, 1995 from $25,000 for the same period last year. This is an increase of $85,000 or 340% from the prior year's first quarter. The increased expense reflects the higher pretax income recorded in the current quarter and a higher effective tax rate. The effective tax rate for the quarter ended October 31, 1995 increased from the same period last year due to the full utilization of tax credits now consumed. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which expenses are not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $2,000,000 which matured November 29, 1995, was renewed with U.S. Bank of Washington effective November 30, 1995. The new line of credit was renewed for $2,000,000 and is for a two year term. The new agreement included more favorable terms for the company than the prior agreement. As of October 31, 1995 the Company had no outstanding borrowings under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.

PUT OPTION OBLIGATIONS

The liability associated with the company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in liability section of the Company's balance sheet as of October 31, 1995.

                           PART II. OTHER INFORMATION

EXHIBITS AND REPORTS AND FORM 8-K

(a)   Exhibits to Part II
         27       Financial Data Schedule

(b)   Reports on Form 8-K

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

                                       STRUCTURAL INSTRUMENTATION, INC.

                   December 13, 1995             \S\ Rick A. Beets
                                      ------------------------------------------
                                                                   Rick A. Beets
                                                            President, CEO & CFO
                                       (Principal Executive & Financial Officer)