Form 10QSB
period 1995-01-31
STRUCTURAL INSTRUMENTATION INC
filed 1996-03-15
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10 - QSB

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

For the Quarter Ended                             Commission File Number 0-12370
January 31, 1995

                              SI TECHNOLOGIES, INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                        95-3381440
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                4611 South 134th Place, Seattle, Washington 98168
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (206) 244-6100
               --------------------------------------------------
               Registrant's telephone number, including area code

                        STRUCTURAL INSTRUMENTATION, INC.
  ----------------------------------------------------------------------------
                   (Former name if changed since last report.)

                                      SAME
  ----------------------------------------------------------------------------
     (Former address and former fiscal year, if changed since last report.)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                                -------     -------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on March 8, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                                                           JANUARY 31, 1996       JULY 31, 1995
                                                                                             (UNAUDITED)
                                                                                             ---------------------------------
      Current assets:
              Cash                                                                           $     2,054           $   540,044
              Trade accounts receivable, less allowance for doubtful
                   accounts of $219,543 and $154,454 respectively                              2,030,463             1,404,791
              Inventories                                                                      1,422,744               926,088
              Deferred tax asset                                                                 400,500               318,900
              Other current assets                                                                63,305                72,255
                                                                                             ---------------------------------
                   Total current assets                                                        3,919,066             3,262,078

      Property and equipment, less accumulated depreciation and
          amortization                                                                           725,836               550,559

      Other assets:
               Intangible assets, net                                                          2,829,689             2,874,881
               Other                                                                              90,844                59,550
                                                                                             ---------------------------------
                   TOTAL ASSETS                                                              $ 7,565,475           $ 6,747,068
                                                                                             =================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
              Current maturities of long term debt                                           $   183,876           $   257,364
              Put option obligation - current                                                    325,000                  --
              Trade accounts payable                                                             899,100               496,225
              Income taxes payable                                                               247,191               260,991
              Accrued liabilities                                                              1,025,508               882,306
                                                                                             ---------------------------------
                   Total current liabilities                                                   2,680,675             1,896,886

      Long-term debt, less current maturities                                                     13,041                53,729
      Put option liability, less current maturities                                               60,000               385,000
      Deferred taxes                                                                              22,200                22,200

      Stockholders' Equity:
              Common stock, par value $.01 per share; authorized, 5,000,000 shares;
                   issued and outstanding, 2,347,240 shares                                       23,472                23,472
              Additional paid-in capital                                                       4,769,268             4,769,268
              Deficit in retained earnings                                                        (3,181)             (403,487)
                                                                                             ---------------------------------
                   Total stockholders' equity                                                  4,789,559             4,389,253
                                                                                             ---------------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 7,565,475           $ 6,747,068
                                                                                             =================================

                 See notes to consolidated financial statements

--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                             JANUARY 31                      JANUARY 31
                                                        1996            1995            1996            1995
                                                    ---------------------------     ---------------------------
Net sales                                           $ 3,125,013     $ 3,039,663     $ 5,826,036     $ 5,082,073
Cost of sales                                         1,667,941       1,554,076       3,068,632       2,608,898
                                                    ---------------------------     ---------------------------
     Gross profit                                     1,457,072       1,485,587       2,757,404       2,473,175

Operating expenses:
    Selling, service, general and administrative        841,095         938,905       1,626,901       1,618,779
    Research, development and engineering               226,912         215,344         441,607         353,098
    Amortization of intangibles                          22,596          37,618          45,192          75,236
                                                    ---------------------------     ---------------------------
     Total operating expenses                         1,090,603       1,191,867       2,113,700       2,047,113
                                                    ---------------------------     ---------------------------
     Earnings from operations                           366,469         293,720         643,704         426,061

Interest expense                                        (17,828)        (41,137)        (36,205)        (73,555)
Other income (expense), net                               8,117         (17,958)         36,507          (2,507)
                                                    ---------------------------     ---------------------------
     Net earnings before income taxes                   356,758         234,626         644,006         349,999

Income tax expense                                     (133,700)        (48,600)       (243,700)        (73,600)
                                                    ---------------------------     ---------------------------
     Net earnings                                   $   223,058     $   186,026     $   400,306     $   276,399
                                                    ===========================     ===========================

Net earnings per common and
     common equivalent share                        $       .09     $       .08     $       .16     $       .11
                                                    ===========================     ===========================
Weighted average shares outstanding                   2,434,236       2,469,263       2,432,725       2,442,950

                 See notes to consolidated financial statements

-------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JANUARY 31
                                                                                        1996          1995
                                                                                   -----------------------
Increase (Decrease) in Cash
Cash flows from operating activities:
        Net earnings                                                               $ 400,306     $ 276,399
        Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
             Depreciation and amortization                                           154,543       149,693
             Deferred income taxes                                                   (81,600)      (65,000)

        Changes in operating assets and liabilities:
             Trade accounts receivable                                              (625,672)     (627,556)
             Inventories                                                            (496,656)      229,898
             Other current assets                                                      8,950        67,427
             Trade accounts payable                                                  402,875        62,113
             Accrued liabilities                                                     143,202       329,698
             Income taxes payable                                                    (13,800)      113,200
                                                                                   -----------------------
        Net cash provided (used) by operating activities                            (107,852)      535,872

Cash flows from investing activities:
        Proceeds from sale of equipment                                                  487           915
        Purchase of equipment                                                       (316,449)      (56,442)
                                                                                   -----------------------
        Net cash used in investing activities                                       (315,962)      (55,527)

Cash flows from financing activities:
        Payments on notes payable to bank                                               --        (151,095)
        Proceeds from (payments on) long term debt                                  (114,176)       50,181
        Payments on put option obligations                                              --        (209,700)
        Purchase of common stock                                                        --        (159,500)
                                                                                   -----------------------
        Net cash used in financing activities                                       (114,176)     (470,114)
                                                                                   -----------------------

Net increase (decrease) in cash                                                     (537,990)       10,231

Cash at beginning of period                                                          540,044        17,341
                                                                                   -----------------------
Cash at end of period                                                              $   2,054     $  27,572
                                                                                   =======================
Supplemental disclosures of cash flow information:
        Cash paid during the period for
             Interest                                                              $  36,205     $ 184,975
             Income taxes                                                            339,100        23,800

                 See notes to consolidated financial statements


--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENTS

In February, 1996 the company changed its name to SI Technologies, Inc. from Structural Instrumentation, Inc.

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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                           JANUARY 31, 1996      JULY 31, 1995
                                              (UNAUDITED)
      Raw Materials                            $  662,435          $  413,052
      Work in Progress                            302,935             192,292
      Finished Goods                              632,730             455,174
                                               ------------------------------
                                                1,598,100           1,060,518
      Less allowance for obsolescence             175,356             134,430
                                               ==============================
                                               $1,422,744          $  926,088
                                               ==============================

NOTE 3.  EARNINGS PER SHARE

Net earnings per share of common stock is based on the weighted average number of common shares and common stock equivalents outstanding during the period.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SI Technologies, Inc. (formerly Structural Instrumentation, Inc.) - SI - manufactures mobile and stationary weighing systems for the transportation industry, vehicle fleet information systems and force measurement devices.

The three general types of electronic weighing systems include: on-board weighing systems installed in the frame or suspension system of a vehicle, semi-permanent industrial axle scales, and portable platform scales used both by weight enforcement agencies and general transportation companies.

Fleet information systems are made up of on-board vehicle and base operation computer hardware and software that collect and report operating information used to manage and improve the performance of fleet operations. Specific benefits from system utilization include increased driver and truck efficiency, reduced maintenance costs, better safety records, reduced manual report generation and improved customer service.

Force measurement devices are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor controlled digital electronics, force measurement devices measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment.

RESULTS OF OPERATIONS

Sales

     Net sales increased to $3,125,013 for the quarter ended January 31, 1996 from $3,039,663 for the same period last year. This is an increase of $85,350 or 3% over the prior year's second quarter results. Net sales for the six month period ending January 31, 1996 were $5,826,036 compared to $5,082,073 in the same period of fiscal 1995. This is an increase of $743,963 or 15% over the prior year's first six months.

     The second quarter sales increase is the result of very strong sales in the U.S. forestry market, a continuation of the company's growth in the US waste market and increasing sales to international markets outside of Canada. Sales to Canadian customers decreased as compared to the second quarter of last year. The reduced activity in the Canadian market reflects the slowing of their pulp industry after a period of very rapid growth.

Gross Profit

     Gross profit for the quarter was $1,457,072 compared to $1,485,587 in the second quarter last year. This is a decrease of $28,515. Gross profit for the six month period ending January 31, 1996 was $2,757,404 compared to $2,473,175 in the same period of fiscal 1995. This is an increase of $284,229 or 11%. Gross profit as a percentage of sales decreased in the second quarter and for the six month period ending January 31, 1996 to 47% as compared to the 49% recorded in both the second quarter and first six months of last year.

     The decline in gross margin reflects increased costs associated with manufacturing startup expenses incurred for new products introduced during the second quarter of fiscal 1996 and reduced selling margins related to entry into new markets.

Selling, General and Administrative Expenses

     SG & A expenses decreased to $841,095 for the quarter ended January 31, 1996 from $938,905 for the same period last year. This is a decrease of $97,810 or 10% over the prior year's second quarter. SG & A expenses as a percentage of revenue decreased to 27% down from 31% in the same quarter of last year. SG & A expenses for the six month period ending January 31, 1996 were $1,626,901 as compared to $1,618,779 in the same period of fiscal 1995. This is an increase of $8,122, a change of less than 1% from the same six months of fiscal 1995. For the six month period, SG & A expenses as a percentage of revenue were 28% as compared to 32% during the first six months of last fiscal year.

     The changes in SG & A expenses reflect higher expenditures relating to additions to the company's sales force which have been offset by lower fees for professional services.

--------------------------------------------------------------------------------

Research and Development and Engineering Expenses

     RD & E expenditures increased to $226,912 for the quarter ended January 31, 1996 from $215,344 for the same period last year. This is an increase of $11,568 or 5% over the prior year's second quarter. RD & E expenses as a percentage of revenues were 7% in both the second quarter of 1996 and the same quarter of last year. RD & E expenditures were $441,607 for the six month period ending January 31, 1996 as compared to $353,098 in the same period of fiscal 1995. This is an increase of $88,509 or 25% over the prior year's six month period. The higher spending reflects a higher rate of investment in new product development as well as increased product extensions for existing product lines. The Company expects to continue its aggressive product development program into the near term.

Intangibles

     The amortization of intangibles decreased to $22,596 for the quarter ended January 31, 1996 from $37,618 for the same period last year. This is a decrease of $15,022 or 40% from the prior year's first quarter. For the six month period ending January 31, 1996 amortization of intangibles was $45,192 as compared to $75,236 in the same period of last fiscal year. This is a decrease of $30,044 or 40% from the prior year's six month period. The lower expense reflects the completion of amortization for non-compete agreements associated with an acquisition.

Interest Expense and Other Income/Expense

     Interest expense decreased to $17,828 for the quarter ended January 31, 1996 from $41,137 for the same period last year. This is a decrease of $23,309 or 57% from the prior year's second quarter. For the six month period ending January 31, 1996 interest expense was $36,205 as compared to $73,555 in the same period of last fiscal year. This is a decrease of $37,350 or 51% from the prior year's six month period. The lower interest expense is the direct result of reduced borrowings by the company.

     Other income was $8,117 in the second quarter. This compares to an expense of $17,958 recorded in the second quarter of last year. This is a change of $26,075 from the prior year's second quarter. Other income for the six month period ending January 31, 1996 was $36,507. This compares to an expense of $2,507 in the first six months of last fiscal year.

Income Tax Expense

     Income tax expense increased to $133,700 for the quarter ended January 31, 1996 from $48,600 for the same period last year. This is an increase of $85,100 from the prior year's second quarter. For the six month period ending January 31, 1996 income tax expense was $243,700 as compared to $73,600 in the same period of last fiscal year. This is an increase of $170,100. The increased expense reflects the higher pretax income recorded in the current quarter and a higher effective tax rate.

     The effective tax rate for the second quarter and six month period ended January 31, 1996 increased from the same periods last year due to the full utilization of tax credits now consumed. The effective tax rate for the quarter and six month period exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which expenses are not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $2,000,000 that matured November 29, 1995, was renewed with U.S. Bank of Washington effective November 30, 1995. The new line of credit was renewed for $2,000,000 and is for a two year term. The new agreement included more favorable terms for the company than the prior agreement. As of January 31, 1996 the Company had borrowings of $13,041 under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

EXHIBITS AND REPORTS AND FORM 8-K

(a)   Exhibits to Part II
         Exhibit 27        Financial Data Schedule

(b)   Reports on Form 8-K
         There were no reports on Form 8-K filed during the quarter.

The items omitted are either inapplicable or are items to which the answer is negative.



--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           SI TECHNOLOGIES, INC.

                          March 12, 1996                      /s/ Rick A. Beets
                                            -----------------------------------
                                                                  Rick A. Beets
                                                           President, CEO & CFO
                                       (Principal Executive & Financial Officer)


--------------------------------------------------------------------------------
                                       9