Form 10QSB
period 1996-04-30
STRUCTURAL INSTRUMENTATION INC
filed 1996-06-13
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended                            Commission File Number 0-12370
April 30, 1996


                              SI TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                     95-3381440
- --------------------------------          -------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


                4611 South 134th Place, Seattle, Washington 98168
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (206) 244-6100
    ------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                      SAME
    ------------------------------------------------------------------------
                   (Former name if changed since last report.)


                                      SAME
    ------------------------------------------------------------------------
     (Former address and former fiscal year, if changed since last report.)



         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    X      No
                               ----         ----


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on June 7, 1996.

                              SI TECHNOLOGIES, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                  Page No.

         Item 1.  Financial Statements
                           Consolidated Balance Sheets                                      3
                           Consolidated Statements of Earnings                              4
                           Consolidated Statements of Cash Flows                            5
                           Notes to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition               7
                  and Results of Operations


PART II.  OTHER INFORMATION

         Exhibits and Reports on Form 8-K                                                   9

                                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

             ASSETS                                                                  APRIL 30, 1996         July 31, 1995
                                                                                      (UNAUDITED)
                                                                                     ---------------------------------------
Current assets:
             Cash                                                                      $   82,776            $   540,044
             Trade accounts receivable, less allowance for doubtful                     2,192,744              1,404,791
                  accounts of $239,933 and $154,454 respectively
             Inventories                                                                2,064,599                926,088
             Deferred tax asset                                                           392,500                318,900
             Other current assets                                                         120,754                 72,255
                                                                                       ----------            -----------

             Total current assets                                                       4,853,373              3,262,078

            Property and equipment, less accumulated depreciation and amortization        865,467                550,559

Other assets:
             Intangible assets, net                                                     3,273,016              2,874,881
             Other                                                                        179,868                 59,550
                                                                                       ----------            -----------

                  TOTAL ASSETS                                                         $9,171,724            $ 6,747,068
                                                                                       ==========            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Current maturities of long term debt                                      $  219,907            $   257,364
             Put option obligation - current                                              325,000                   --
             Trade accounts payable                                                       994,398                496,225
             Income taxes payable                                                         316,689                260,991
             Accrued liabilities                                                          975,556                882,306
                                                                                       ----------            -----------

                  Total current liabilities                                             2,831,550              1,896,886

Long-term debt, less current maturities                                                 1,328,995                 53,729
Put option liability, less current maturities                                              60,000                385,000
Deferred taxes                                                                             22,200                 22,200

Stockholders' Equity:
             Common stock, par value $.01 per share;  authorized, 5,000,000
              shares;  issued and outstanding, 2,347,240 shares                            23,472                 23,472
             Additional paid-in capital                                                 4,769,268              4,769,268
             Retained earnings (deficit)                                                  136,239               (403,487)
                                                                                       ----------            -----------

             Total stockholders' equity                                                 4,928,979              4,389,253

                                                                                       ----------            -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $9,171,724            $ 6,747,068
                                                                                       ==========            ===========

                 See notes to consolidated financial statements


- -------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED         For the nine months ended
                                                                      APRIL 30                          April 30

                                                            1996                  1995           1996              1995
                                                            ----------------------------      -----------------------------

Net sales                                                   $ 2,538,065      $ 2,364,859      $ 8,364,100      $ 7,446,932
Cost of sales                                                 1,275,033        1,155,635        4,343,665        3,764,533
                                                            -----------      -----------      -----------      -----------

               Gross profit                                   1,263,032        1,209,224        4,020,435        3,682,399

Operating expenses:
           Selling, service, general and administrative         805,671          744,619        2,432,572        2,363,398
           Research, development and engineering                205,033          254,905          646,640          608,003
           Amortization of intangibles                           24,154           32,611           69,346          107,847
                                                            -----------      -----------      -----------      -----------
               Total operating expenses                       1,034,858        1,032,135        3,148,558        3,079,248

          Earnings from operations                              228,174          177,089          871,877          603,151

Interest expense                                                (24,182)         (24,843)         (60,387)         (98,398)
Other income, net                                                16,544           17,516           53,051           15,008
                                                            -----------      -----------      -----------      -----------

               Net earnings before income taxes                 220,536          169,762          864,541          519,761

Income tax expense                                              (81,116)         (53,000)        (324,816)        (126,600)
                                                            -----------      -----------      -----------      -----------

               Net earnings                                 $   139,420      $   116,762      $   539,725      $   393,161
                                                            ===========      ===========      ===========      ===========


          Net earnings per common and                       $      0.06      $      0.05      $      0.22      $      0.16
                                                            ===========      ===========      ===========      ===========
          common equivalent shares

          Weighted average shares outstanding                 2,430,597        2,410,273        2,431,411        2,438,955

                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                         APRIL 30
                                                                                 1996               1995
                                                                            ----------------------------------
Increase (Decrease) in Cash Cash flows
from operating activities:
             Net earnings                                                   $   539,725        $   393,161
             Adjustments to reconcile net earnings to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                 248,525            221,690
                  Deferred income taxes                                         (73,600)          (115,000)

             Changes in operating assets and liabilities:
                  Trade accounts receivable                                    (378,496)          (302,573)
                  Inventories                                                  (646,523)           140,959
                  Other current assets                                          (27,431)            44,373
                  Trade accounts payable                                        400,154             65,346
                  Accrued liabilities                                           (46,513)           410,736
                  Income taxes payable                                           56,709            216,200
                                                                            -----------        -----------

             Net cash provided (used) by operating activities                    72,550          1,074,892

Cash flows from investing activities:
             Proceeds from sale of equipment                                        487              3,209
             Purchase of equipment                                             (551,377)          (106,076)
             Acquisition of subsidiary (net of $2,181 cash acquired)           (997,819)              --
                                                                            -----------        -----------

             Net cash used in investing activities                           (1,548,709)          (102,867)

Cash flows from financing activities:
             Payments on notes payable to bank                                 (137,457)          (544,147)
             Proceeds from (payments on) long term debt                       1,156,348              8,924
             Payments on put option obligations                                    --             (209,700)
             Purchase of common stock                                              --             (159,500)
                                                                            -----------        -----------

             Net cash provided (used) in financing activities                 1,018,891           (904,423)
                                                                            -----------        -----------

Net increase (decrease) in cash                                                (457,268)            67,602

Cash at beginning of period                                                     540,044             17,341
                                                                            -----------        -----------

Cash at end of period                                                       $    82,776        $    84,943
                                                                            ===========        ===========

Supplemental disclosures of cash flow information:

             Cash paid during the period for
             Interest                                                       $    60,387        $   205,000
             Income taxes                                                       341,706             25,400


                 See notes to consolidated financial statements

- --------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENTS

In February 1996 the company changed its name to SI Technologies, Inc. from Structural Instrumentation, Inc.

The following unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.


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


NOTE 2.  ACQUISITION

In April 1996 the company acquired 100% of the common stock of Evergreen Weigh, Inc. in exchange for $1,000,000 in cash.. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the underlying acquired assets and assumed liabilities at their estimated fair market values at April 1, 1996. The results of Evergreen Weigh, Inc. operations have been included in the Consolidated Statement of Earnings from April 1, 1996. The unaudited pro forma results of operations of SI Technologies, Inc. as if the acquisition had been consummated on August 1, 1994 are as follows:

                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                  APRIL 30                          APRIL 30
                                (UNAUDITED)                       (UNAUDITED)
                            1996           1995                1996           1995
                         -------------------------          -------------------------

Net sales                $2,948,106     $3,057,267          $9,850,123     $9,055,031
Net income               $  129,372     $  170,847          $  527,149     $  454,661
Net income per share     $      .05     $      .07          $      .22     $      .19


The unaudited pro forma results of operations are presented for informational purposes only and do not purport to be indicative of the operating results that actually would have occurred if the acquisition had been consummated on August 1, 1994, nor which may result from future operations. The pro forma adjustments are made based on available information and certain assumptions that the company believes are reasonable.

NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                  APRIL 30, 1996     JULY 31, 1995
                                    (UNAUDITED)
Raw Materials                       $  933,132        $  413,052
Work in Progress                       423,827           192,292
Finished Goods                         921,340           455,174
                                    ----------------------------
                                     2,278,299         1,060,518
Less allowance for obsolescence        213,700           134,430
                                    ----------------------------
                                    $2,064,599        $  926,088
                                    ============================

- --------------------------------------------------------------------------------

NOTE 4.  EARNINGS PER SHARE
Net earnings per share of common stock is based on the weighted average number of common shares and common stock equivalents outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

SI Technologies, Inc. (formerly Structural Instrumentation, Inc.) - SI - manufactures mobile and stationary weighing systems for the transportation, waste, construction, and mining industries, vehicle fleet information systems and force measurement devices.

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

RESULTS OF OPERATIONS

Sales

     Net sales increased to $2,538,065 for the quarter ended April 30, 1996 from $2,364,859 for the same period last year. This is an increase of $173,206 or 7% over the prior year's third quarter results. Net sales for the nine month period ending April 30, 1996 were $8,364,100 compared to $7,446,932 in the same period of fiscal 1995. This is an increase of $917,168 or 12% over the prior year's first nine months.

     The third quarter sales increase is the result of strong sales gains in international markets outside of Canada and the acquisition of Evergreen Weigh, Inc. effective April 1, 1996. European and Australian markets generated the largest overseas sales increases. Excluding the revenue of Evergreen Weigh, sales in US and Canadian markets were lower as compared to the third quarter of last year. The reduced activity in the U.S. and Canada reflects reduced capital spending in the waste industry and continued weakness in the pulp industry after a period of very rapid growth.

Gross Profit

     Gross profit for the quarter was $1,263,032 compared to $1,209,224 in the third quarter last year. This is an increase of $53,808 or 4%. Gross profit for the nine month period ending April 30, 1996 was $4,020,435 compared to $3,682,399 in the same period of fiscal 1995. This is an increase of $338,036 or 9%. Gross profit as a percentage of sales decreased in the third quarter to 50% compared to 51% in the third quarter last year. For the nine month period ending April 30, 1996 gross profit as a percentage of sales was 48% as compared to 49% recorded in the first nine months of last year.

     The third quarter variation in gross margin percentage results from varying product mixes between quarters and the addition of sales from Evergreen Weigh which overall have lower gross profit margins than other products sold by the company. The variation in gross margin percentage for the nine month period reflects product mix differences between time periods and increased costs associated with manufacturing startup expenses incurred for new products introduced during the second quarter of fiscal 1996 and reduced selling margins related to entry into new markets.

- --------------------------------------------------------------------------------

Selling, General and Administrative Expenses

     SG & A expenses increased to $805,671 for the quarter ended April 30, 1996 from $744,619 for the same period last year. This is an increase of $61,052 or 8% over the prior year's third quarter. SG & A expenses as a percentage of revenue remained at 32% for both the third quarters of 1996 and 1995. SG & A expenses for the nine month period ending April 30, 1996 were $2,432,572 as compared to $2,363,398 in the same period of fiscal 1995. This is an increase of $69,174, a change of 3% from the same nine months of fiscal 1995. For the nine month period of 1996, SG & A expenses were 29% as a percentage of revenue as compared to 32% during the first nine months of last fiscal year.

     The changes in SG & A expenses reflect higher expenditures relating to additions to the company's sales force and the addition of Evergreen Weigh which have been offset by lower fees for professional services.

Research and Development and Engineering Expenses

     RD & E expenditures were $205,033 for the quarter ended April 30, 1996 as compared to $254,905 for the same period last year. This is a decrease of $49,872 or 20% from the prior year's third quarter. RD & E expenses as a percentage of revenues were 8% in the third quarter of 1996 as compared to 11% in the third quarter of 1995. The reduced spending in the 1996 third quarter resulted from lower expenditures for engineering product prototypes. RD & E expenditures were $646,640 for the nine month period ending April 30, 1996 as compared to $608,003 in the same period of fiscal 1995. This is an increase of $38,637 or 6% over the prior year's nine month period. The increased year to date spending reflects a higher rate of investment in new product development as well as increased product extensions for existing product lines. The Company expects to continue its aggressive product development program into the near term.

Intangibles

     The amortization of intangibles decreased to $24,154 for the quarter ended April 30, 1996 from $32,611 for the same period last year. This is a decrease of $8,457 or 26% from the prior year's third quarter. For the nine month period ending April 30, 1996 amortization of intangibles was $69,346 as compared to $107,847 in the same period of last fiscal year. This is a decrease of $38,501 or 36% from the prior year's nine month period. The lower expense reflects the completion of amortization for non-compete agreements associated with the 1990 acquisition of LODEC.

Interest Expense and Other Income/Expense

     Interest expense was $24,182 for the quarter ended April 30, 1996 as compared to $24,843 for the same period last year. For the nine month period ending April 30, 1996 interest expense was $60,387 as compared to $98,398 in the same period of last fiscal year. This is a decrease of $38,011 or 39% from the prior year's nine month period. The lower interest expense is the direct result of reduced borrowings by the company.

     Other income was $16,544 for the quarter ended April 30, 1996 as compared to $17,516 recorded in the third quarter of last year. Other income for the nine month period ending April 30, 1996 was $53,051 as compared to $15,008 in the same period of last fiscal year.

Income Tax Expense

     Income tax expense increased to $81,116 for the quarter ended April 30, 1996 from $53,000 for the same period last year. This is an increase of $28,116 from the prior year's third quarter. For the nine month period ending April 30, 1996 income tax expense was $324,816 as compared to $126,600 in the same period of last fiscal year. This is an increase of $198,216. The increased expense reflects the higher pretax income recorded in the current year and a higher effective tax rate.

     The effective tax rate for the third quarter and nine month period ended April 30, 1996 increased from the same periods last year due to the full utilization of tax credits now consumed. The effective tax rate for the quarter and nine month period exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which expenses are not deductible for income tax purposes and due to state income taxes.



- -------------------------------------------------------------------------------

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The company's line of credit of $2,000,000 that matured November 29, 1995, was renewed with U.S. Bank of Washington effective November 1995. The new line of credit was renewed for $2,000,000 and is for a two year term. The new agreement included more favorable terms for the company than the prior agreement. As of April 30, 1996 the company had borrowings of $428,995 under the line of credit.

In April 1996 the company entered into a $1,000,000 term loan agreement with U.S. Bank of Washington for the purpose of financing the acquisition of Evergreen Weigh, Inc. This loan is for a term of ten years.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs and company obligations under outstanding put options.




                           PART II. OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits to Part II
         Exhibit 2.1* Acquisition Agreement and Plan of Merger dated April 12, 1996 among SI Technologies, Inc., SI Acquisition Corporation, Evergreen Weigh, Inc., Carl R. Harris and Ruth Harris.

         Exhibit 27                 Financial Data Schedule

         * Incorporated by reference to the same exhibit number as the Report on Form 8-K dated April 12, 1996.

(b)    Reports on Form 8-K
         The company filed a Current Report on Form 8-K dated April 12, 1996 announcing the acquisition of Evergreen Weigh, Inc. by the company and containing the related acquisition agreement and plan of merger and unaudited pro forma financial information.

The items omitted are either inapplicable or are items to which the answer is negative.

- -------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           SI TECHNOLOGIES, INC.





                        June 13, 1996                 \S\ Rick A. Beets
                                        ---------------------------------------
                                                                  Rick A. Beets
                                                           President, CEO & CFO
                                      (Principal Executive & Financial Officer)


- --------------------------------------------------------------------------------
                                       10