Form 10KSB
period 1996-07-31
STRUCTURAL INSTRUMENTATION INC
filed 1996-10-28
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10 - KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended                        Commission File Number 0-12370
July 31, 1996

                              SI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                  95-3381440
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                4611 South 134th Place, Tukwila, Washington         98168
               (Address of principal executive offices)           (Zip Code)

                                 (206) 244-6100
               Registrant's telephone number, including area code

         Securities registered pursuant to Section 12 (b) of the Act:

                                      None

         Securities registered pursuant to Section 12 (g):
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes     X    No
                                --------    --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         Issuers revenues for most recent fiscal year $11,087,537.

         The number of shares outstanding of each of the issuer's classes of common stock is 2,347,240 (as of October 16, 1996).

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $2,796,536 (as of October 16, 1996).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 8, 1997 (the "Proxy Statement"), are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS

         SI Technologies, Inc. (formerly Structural Instrumentation, Inc.) and Subsidiaries ("SI" or the "Company") is a manufacturer of mobile and stationary weighing systems, fleet information systems and force measurement devices. The Company's products are marketed both directly and through dealers to original equipment manufacturers (OEMs) and industrial users. Key markets served by the Company include forestry, waste, agriculture, weight enforcement, construction, mining/quarry, aviation, oil and gas, freight transportation and municipal services.

         The Company was incorporated in California on May 29, 1979 and was reincorporated in Delaware on April 20, 1983. In July 1993, the Company changed its name from Invention, Design, Engineering Associates, Inc. to Structural Instrumentation, Inc. In February 1996 the Company changed its name from Structural Instrumentation, Inc. to SI Technologies, Inc.

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

         The acquisition of LODEC diversified the Company by adding a well-established international distribution network with significant sales in Europe, Asia, South America, Canada, and Australia. The Company also obtained through the LODEC acquisition a market position in both the portable and permanent axle scale markets. In January 1991, LODEC was merged into SI.

Asset Purchase from Advanced Recording Instruments, Inc.

         In October 1995, the Company purchased the assets of Advanced Recording Instruments, Inc. (ARI). The asset purchase included the ARI on-board recorder and fleet information system product lines, all related technology, trade names, inventory and fixed assets. The ARI product line acquisition has formed the basis for the Company's entrance into the mobile fleet information system market.

Acquisition of Evergreen Weigh, Inc.

         In April 1996, the Company acquired Evergreen Weigh, Inc., a Washington corporation. Evergreen Weigh is a manufacturer of on-board weighing systems and axle platform scales. Evergreen Weigh products are primarily designed for and marketed to the construction, mining/quarry and aviation industries. The acquisition of Evergreen Weigh further diversified the Company by adding well-established product lines in new markets.

Asset Purchase from Load Measurement Corporation

         In June 1996, the Company purchased the assets of Load Measurement Corporation (LMC). The asset purchase included the LMC on-board weighing system product lines, all related technology, trade names and inventory. LMC products are designed for and marketed to the agriculture industry.

(b)    NARRATIVE DESCRIPTION OF BUSINESS PRODUCTS

On-board Weighing Systems

         The Company designs, manufactures and markets electronic weighing systems used in the transportation industry with particular emphasis in the forestry, waste, construction, mining/quarry, agriculture, and special freight hauling industries. These industries are the primary market for on-board weighing systems as they often have loads that vary and are difficult to estimate. In addition it is often difficult, if not impossible, to access platform scales to determine weight due to the location in which many of these vehicles are loaded.

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

         The Company's scale systems use load sensors (transducers) that employ electronic strain gage technology. There are two general types of transducers that mount onto the vehicle: primary, direct sensing transducers such as load cells that are mounted between the load and frame; and secondary, indirect sensing transducers that respond to changes in a key load-bearing suspension component. Examples of this secondary type of transducer include deflection transducers that measure the change in axle deflection with increasing loads and air or hydraulic transducers that measure the change in fluid pressure with changing loads.

         The sensors emit a millivolt signal that is converted to a more robust signal before being transmitted to a remote cab-mounted microprocessor-based indicator. The signal can be either a digital or frequency signal that varies in proportion to the applied load on the transducers. The microprocessor-based indicator processes the signal and converts it into a displayed weight.

         The scale systems are calibrated individually for each vehicle after installation to ensure accuracy. Depending on the vehicle, the load sensors are commonly accurate to within 1% or 100 pounds of the indicated weight on the microprocessor mounted in the cab.

Portable and Permanent Axle Scales

         The Company designs, manufactures and markets platform scales of varying design. The industrial axle scale line is used primarily by trucking fleets for axle check weighing at freight distribution terminals and remote work sites. The weight enforcement system line consists of certified mobile weighing systems used by state and municipal agencies for enforcing vehicle axle weight limits. The aviation scale line is used to weigh aircraft at maintenance facilities. The platform systems utilize load cell technology similar to the on-board systems, but incorporate additional technology that facilitates the integration of load cells in steel or aluminum platforms.

On-board Fleet Information Systems

         The Company designs, manufactures and markets fleet information systems for the ground transportation industry. The systems consist of microprocessor-based hardware installed on vehicles that record operating information, a driver data input unit located in the vehicle cab, and related software reporting applications used in base operations for development of fleet information related to vehicle operation, driver performance and fleet logistics.

Sales

         The Company's products are sold throughout the world with principal markets in the United States, Europe, Asia, Canada, Australia and New Zealand, using direct sales and a network of dealers who sell and service to the end user. Dealers are most often, OEMs (original equipment manufacturers), OEM dealers, truck repair and service shops or truck equipment installation companies. As part of their representation agreement with the Company, dealers provide customers in their local trade area with on-going service and support after the sale. The Company employs a sales and marketing force that is primarily responsible for establishing, training and managing the dealer network and servicing large key accounts that the Company sells direct. The Company's sales personnel are based in Seattle, Washington; Indianapolis, Indiana; Arlington, Texas; Eugene, Oregon; Kelowna, British Columbia, Canada; Toronto, Ontario, Canada, and Brussels, Belgium.

Sources of Supply

         The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

Patents and Trademarks

         The Company holds eight patents on various load cell and transducer designs and applications used on its on-board weighing systems. The patents have expiration dates ranging from 1996 to 2013. Currently the Company has eight patents pending approval. The Company has no reason to believe the patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

Customers

         The Company's primary customers in the on-board market segments are its network of dealers who, in turn, sell to individual truck operators and fleet operators located throughout the world with principal markets in the United States, Europe, Asia, Canada, Australia and New Zealand. The operators are engaged in many industries including forestry, waste, construction, mining/quarry, agriculture, and specialty bulk material hauling.

         The platform scale market has two distinct segments. In the industrial axle scale market, the primary customers are carrier trucking fleets and trucking terminals. The customers in the weight enforcement market are state and municipal agencies responsible for enforcing weight limits.

         Customers for on-board fleet information systems are operators of vehicle fleets.

Backlog

         The Company's backlog, as of July 31, 1996 and 1995, was approximately $739,424 and $570,000 respectively. The Company estimates that all its current backlog will be shipped during its fiscal year ending July 31, 1997.

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

         In the Company's on-board fleet information systems business, competitors range in size from large corporations such as Rockwell Corporation and Cummins Engine, which have more financial and other resources than the Company, to smaller competitors with financial and other resources equal to or lesser than those available to the Company.

Research & Development

         The Company conducts ongoing research and development to refine and improve its existing product line and to develop new product lines. Research and development expenses were approximately $904,655 in the fiscal year ended July 31, 1996 as compared with $700,600 and $531,008 in the fiscal years ended July 31, 1995 and 1994, respectively.

Employees

         As of October 18, 1996, the Company employed 97 full-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

(C)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

         The products manufactured and marketed by the Company are sold both domestically and internationally. The following table sets forth the primary areas in which export sales occurred.

                                          Years Ended July 31
                           1996                   1995              1994
         CANADA      $   2,591,000           $   2,973,000       $2,346,000
         OTHER           1,344,000               1,080,000        1,367,000
                     -------------           -------------        ---------
                     $   3,935,000           $   4,053,000       $3,713,000
                     =============           =============       ==========


         Export sales accounted for approximately 36%, 41% and 45% of total sales for fiscal year 1996, 1995, and 1994 respectively. The Company presently has no foreign manufacturing operations and does not have a material amount of foreign identifiable assets.

ITEM 2.  PROPERTIES

         The Company currently leases a 30,000 square-foot facility in an industrial area of Tukwila, Washington (a suburb of Seattle), which houses its executive and administrative offices as well as its marketing, engineering, and primary manufacturing facilities. This lease, which expires in April 1998, contains an option for renewal. The Company leases an 11,000 square-foot facility in a commercial area of Lynnwood, Washington (a suburb of Seattle), which houses the sales and manufacturing facilities for its Evergreen Weigh subsidiary. This lease expires in January 1997. The Company has negotiated an extension to this lease for a term of 12 months with an option to renew.

         The Company leases three other facilities: a 5,000 square-foot manufacturing facility in Seattle, Washington; a 2,500 square-foot office facility in Spokane, Washington, which is devoted to engineering activities; and a 3,000 square-foot sales/service office located in Kelowna, British Columbia, Canada. This office houses sales, service and maintenance facilities for the Canadian market. The Company feels that its current facilities are fully utilized and can accommodate the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1996, the Company initiated a lawsuit in the U.S. District Court, Western District of Washington against Stress-Tek, Inc. to overturn a recently issued patent concerning load cells that the Company believes to be unenforceable. The Company has asserted that the patent should be declared invalid, due to prior art relating to the same technology. Stress-Tek, Inc. has responded to the claim and has counter-claimed for patent infringement, alleging that certain of the Company's products infringe upon its patent. The proceedings are at an early stage. Currently the Company and the defendant are engaged in pretrial discovery.

         The Company intends to vigorously pursue the litigation. Based upon discovery and investigation to date, it is not possible to provide an informed evaluation of the likelihood of a favorable or unfavorable outcome. However, based on the information available, the opinion of Company counsel is that the Company has a reasonable likelihood of prevailing.

         There can be no assurance, however, that the Company will be successful in prosecuting its claims, or defending against such counterclaims. At the current stage of litigation, insufficient information exists to reasonably estimate the amount or range of potential loss in the event of an unfavorable outcome. An award of damages, injunctive relief, or the expenditure of significant sums in connection with this litigation could have a material adverse effect on the Company's financial condition and results of operations.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of October 16, 1996, there were 243 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared or paid any dividends since its inception. The following chart describes the price range
(bid) of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 1996 and fiscal 1995:

                                   Price Range (Bid) of Common Shares
                                    1996                        1995

                           HIGH             LOW        HIGH             LOW
      1st Quarter          5 3/4            3 1/2      1 1/2              3/4
      2nd Quarter          5 1/2            3 1/4      3 1/8            1
      3rd Quarter          4 1/2            3 5/8      3 3/4            2 1/4
      4th Quarter          4 1/8            2 5/8      3 5/8            2 1/2


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


                              SI TECHNOLOGIES, INC.
                      Selected Consolidated Financial Data
                               Year ended July 31

                         1996             1995             1994              1993             1992(1)
Net Sales            $11,087,537       $ 9,816,011      $ 8,288,058       $ 7,996,627       $ 7,679,845
Net Earnings
   (loss)                581,189           510,465          227,068(2)       (182,968)          399,174

Net Earnings (loss)          .24               .21              .09(2)           (.08)              .18
   per share

Weighted average       2,426,088         2,431,069        2,494,331         2,407,678         2,243,840
   no. of shares
   outstanding

Total Assets           8,846,830         6,747,068        6,676,242         7,542,214         7,785,817
Long Term debt, less
   current portion     1,433,049            53,729          217,529           379,120           339,157

Other long term          468,000           407,200          412,400               ---            50,000
   obligations


         The Company has not declared any dividends since its inception.

         (1) Prior to October, 1991, the Company was engaged in the business of manufacturing automation equipment for the semiconductor industry. Revenue from this segment accounted for $139,534 in fiscal 1992.

         (2) Includes cumulative effect on prior years of change in accounting principal ($120,000 or .05 per share).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage of sales that each income statement item represents and the percentage increase or decrease in such items for the years indicated.

                                                                                                   Percentage
                                                       Year ended July 31,                    Increase (Decrease)
                                                                                               1996          1995
                                                                                               VS.           VS.
                                                 1996          1995          1994              1995          1994
                                               ----------------------------------        -------------------------
Net sales                                       100.0%        100.0%        100.0%         13.0          18.4

Cost of sales                                    52.1          51.7          52.1          13.8          17.5
                                               ----------------------------------

Gross margin                                     47.9          48.3          47.9          12.1          19.4

Selling, general and administrative              30.0          31.8          35.4           6.9           6.2

Research, development and engineering             8.1           7.1           6.4          29.1          31.9

Amortization of intangibles                        .9           1.3           2.5         (25.8)        (36.5)
                                               ----------------------------------

Operating expense                                39.0          40.2          44.3           9.8           7.6

Income from operations                            8.9           8.1           3.6          23.6         163.3

Interest expense                                 (1.0)         (1.2)         (2.8)         (5.4)        (49.6)

Other income                                       .5            .2           (.4)        196.2      NM
                                               ------        ------        ------

Earnings before income tax                        8.4           7.1            .4          33.3      2076.5

Income tax (expense) benefit                     (3.2)         (1.9)           .9          86.4      NM
Cumulative effect on prior years of a
         change in accounting principle            --            --           1.4
                                               ----------------------------------

Net earnings                                      5.2           5.2           2.7          13.9         124.8
                                               ======        ======        ======


NM:  Not Meaningful

RESULTS OF OPERATIONS

Sales, net income and earnings per share were at record levels for 1996. This performance exceeded sales, net income and earnings per share performance in 1995 that had surpassed all prior records.

NET SALES

Net sales increased to $11,087,537 for 1996 from $9,816,011 in 1995. This is an increase of $1,271,526 or 13% over 1995. Sales to U.S. customers grew 24% with the largest contributions coming from newly acquired products and the Company's continued penetration of the waste and forestry markets. International sales outside of Canada also grew 24%. Canadian sales decreased 13%. The decrease in Canadian sales was a direct result of a slowdown in the Canadian pulp industry. Throughout 1995 and the first half of fiscal 1996, the Canadian pulp industry was operating at record-setting levels. In the second half of 1996, pulp production returned sharply to more normal operating levels.

Sales in both the waste and forestry markets were weaker in the second half of 1996 as compared to the first half of 1996. Management expects this weakness to continue through the first half of 1997.

1996 sales were favorably impacted by acquisitions completed during the year. Approximately $1,000,000 of revenue was generated by acquired business units. Construction and mining industry products from the Evergreen Weigh acquisition made the largest contribution to sales.

Sales for 1995 increased 18% over 1994. This increase in sales was directly attributable to increased penetration of the U.S. waste market, growing sales in the southeastern U.S. forestry market, and strong forestry sales in Canada driven by record demand for pulp products.

International sales, including Canada, accounted for 36% and 41% of total Company sales in 1996 and 1995 respectively, and 45% of sales in 1994. Canadian sales are transacted in Canadian dollars. International sales outside of Canada are transacted in U.S. dollars. Due to negligible fluctuation of the Canadian dollar exchange rate, there has not been a significant impact on the financial statements for foreign currency exchange.

GROSS PROFIT

Gross profit for 1996 was $5,316,227 compared to $4,743,188 in 1995. This is an increase of $573,039 or 12%. Gross profit as a percentage of sales was 47.9% as compared to 48.3% in 1995. The increase in gross profit dollars was due to the higher sales volume. Variations in gross margin as a percentage of sales reflect varying product mixes and the cost of bringing new products into production during the year.

Gross profit for 1995 increased $772,293 to $4,743,188 from $3,970,895 in 1994.
Gross profit as a percentage of sales in 1995 was 48.3% as compared to 47.9% in 1994. The increase in gross profit as a percentage of sales in 1995 as compared to 1994 was due to higher manufacturing capacity utilization and lower material costs.

In future periods, management expects gross profit margins to decrease due to increased price competition on traditional products in existing markets and a shift in product mix. Product mix will be impacted by lower margin acquired products and new business created by the Company's entry into new markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 1996 were $3,329,126 compared to $3,114,778 in 1995. This is an increase of $214,348 or 7% from 1995. The higher spending in 1996 resulted from increased investment in field sales staff and the inclusion of selling, general and administrative costs of the acquired businesses. These higher expense levels were offset in part by lower professional service fees as compared to 1995.

Selling, general and administrative expenses for 1995 increased 6% or $183,096 as compared to $2,931,682 in 1994. The increase in 1995 was primarily due to increased debt collection expenses and professional service fees.

RESEARCH AND DEVELOPMENT EXPENSES

Research, development and engineering expenses increased $204,055 or 29% in 1996 to $904,655 from $700,600 in 1995. The spending increase reflected continued emphasis on new product development, product certifications and new product applications for existing products. The increased investment level built on the work accomplished in 1995 when research, development and engineering spending increased $169,592 or 32% from the level in 1994 of $531,008.

In future periods, management expects investment in product development to return to more modest levels after several years of accelerated spending.

INTANGIBLES

The amortization of intangibles was $96,774 in 1996 as compared to $130,443 in 1995. This was a decrease of $33,669 or 26% from 1995. The amortization of intangibles decreased in 1995 by $74,882 or 36% from the $205,325 recorded in 1994. The reductions in both periods were due to the declining balance of non-compete and consulting agreements resulting from the Lodec acquisition in 1990.

In future periods, amortization of intangibles will increase due to acquisitions made in 1996.

INTEREST AND OTHER INCOME

Interest expense for 1996 was $112,355 as compared to $118,754 in 1995. This was a decrease of $6,399 or 5% in 1996 from 1995. Lower interest expense resulted from reduced borrowings on the Company's line of credit. This was partially offset by added interest expense from the debt incurred in the Evergreen Weigh acquisition.

Other income, net was $57,288 in 1996 as compared to $19,343 in 1995. This was an increase of $37,945 or 196% from 1995. The largest entry in other income, net in 1996 came from collection of a previously written off account receivable.

INCOME TAXES

Income tax expense was $349,416 in 1996 as compared to $187,491 in 1995. This was an increase of $161,925 or 86% from 1995. The effective tax rate in 1996 was 37.5% as compared to 26.9% in 1995. The increased expense reflects the higher pretax income recorded in the current year and a higher effective rate due to depletion of prior year tax credits. The effective tax rate of 37.5% exceeds the U.S. federal corporate income tax rate of 34% due primarily to the amortization of intangible assets that are not deductible for income tax purposes and due to state income taxes.

The income tax expense of $187,491 in 1995 is compared to a net income tax benefit of $75,000 in 1994.

LEGAL MATTERS

In July 1996, the Company initiated a lawsuit in U.S. district court against a competitor to overturn a recently issued patent that the Company believes to be unenforceable. The competitor has answered the claim and counter-claimed for patent infringement seeking unspecified monetary damages and injunctive relief.

The Company intends to vigorously pursue the litigation. Based upon discovery and investigation to date, it is not possible to provide an informed evaluation of the likelihood of a favorable or unfavorable outcome. However, based on the information available, the opinion of Company counsel is that the Company has a reasonable likelihood of prevailing.

There can be no assurance, however, that the Company will be successful in prosecuting its claims, or defending against such counterclaims. At the current stage of litigation, insufficient information exists to reasonably estimate the amount or range of potential loss in the event of an unfavorable outcome. An award of damages, injunctive relief, or the expenditure of significant sums in connection with this litigation could have a material adverse effect on the Company's financial condition and results of operations.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $2,000,000 that matures November 29, 1997 continues to be extended as requested. As of July 31, 1996, the Company had borrowings of $558,049 under the line of credit.

In April 1996, the Company entered into a $1,000,000 ten year term loan agreement for the purpose of financing the acquisition of Evergreen Weigh, Inc.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs and Company obligations under outstanding put options.

ITEM 7.  FINANCIAL STATEMENTS

                                                          (Form 10-KSB)
                                                           Pages(s)

      Independent Auditors' Report ....................... 12
      Consolidated Balance Sheets ........................ 13
      Consolidated Statements of Earnings ................ 14
      Consolidated Statement of Stockholders' Equity ..... 15
      Consolidated Statements of Cash Flows .............. 16
      Notes to Consolidated Financial Statements ......... 17-24

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                              SI TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          July 31, 1996, 1995 and 1994

               Report of Independent Certified Public Accountants



Board of Directors
SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

/s/ Grant Thornton
-----------------------
Seattle, Washington
September 13, 1996

                     SI Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                    July 31,

                                     ASSETS

                                                                                                1996                   1995
                                                                                             ----------             ----------
CURRENT ASSETS
    Cash                                                                                     $   57,737             $  540,044
    Trade accounts receivable, less allowance
       for doubtful accounts of $174,675 in 1996
       and $154,454 in 1995 (note G)                                                          2,068,216              1,404,791
    Inventories (notes A2, D and G)                                                           1,958,424                926,088
    Deferred tax asset (notes B and K)                                                          309,300                318,900
    Other current assets                                                                        125,960                 72,255
                                                                                             ----------             ----------
                Total current assets                                                          4,519,637              3,262,078

PROPERTY AND EQUIPMENT, less accumulated depreciation
    and amortization (notes A3, E and G)                                                        821,529                550,559

OTHER ASSETS

    Intangible assets, net (note A4)                                                          3,250,289              2,874,881
    Other                                                                                       255,375                 59,550
                                                                                             ----------             ----------
                                                                                             $8,846,830             $6,747,068
                                                                                             ==========             ==========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                       $155,938               $257,364
    Trade accounts payable                                                                      964,141                496,225
    Income taxes payable (notes B and K)                                                        145,420                260,991
    Accrued liabilities (note F)                                                                709,840                882,306
                                                                                             ----------             ----------
                Total current liabilities                                                     1,975,339              1,896,886

LONG-TERM DEBT, less current maturities (note G)                                              1,433,049                 53,729

PUT OPTION OBLIGATIONS (note H)                                                                 385,000                385,000

DEFERRED TAXES (notes B and K)                                                                   83,000                 22,200

COMMITMENTS AND CONTINGENCIES (notes I, M and N)                                                      -                      -

STOCKHOLDERS' EQUITY (note J)
    Common stock, par value $.01 per share; authorized, 5,000,000 shares; issued
       and outstanding, 2,347,240 shares                                                         23,472                 23,472
    Additional paid-in capital                                                                4,769,268              4,769,268
    Retained earnings (deficit)                                                                 177,702               (403,487)
                                                                                             ----------             ----------
                                                                                              4,970,442              4,389,253
                                                                                             ----------             ----------
                                                                                             $8,846,830             $6,747,068
                                                                                             ==========             ==========


The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended July 31,

                                                                       1996                 1995                 1994
                                                                    ------------        ------------        ------------
Net sales (note L)                                                  $ 11,087,537        $  9,816,011        $  8,288,058
Cost of sales                                                          5,771,310           5,072,823           4,317,163
                                                                    ------------        ------------        ------------

             Gross profit                                              5,316,227           4,743,188           3,970,895

Operating expenses:

    Selling, service, general and administrative                       3,329,126           3,114,778           2,931,682
    Research, development and engineering                                904,655             700,600             531,008
    Amortization of intangibles                                           96,774             130,443             205,325
                                                                    ------------        ------------        ------------
                                                                       4,330,555           3,945,821           3,668,015
                                                                    ------------        ------------        ------------

             Earnings from operations                                    985,672             797,367             302,880

Interest expense                                                        (112,355)           (118,754)           (235,578)
Other income (expense), net                                               57,288              19,343             (35,234)
                                                                    ------------        ------------        ------------

             Net earnings before income taxes and cumulative
                effect of a change in accounting principle

                                                                         930,605             697,956              32,068

Income tax (expense) benefit (note K)                                   (349,416)           (187,491)             75,000
                                                                    ------------        ------------        ------------

             Earnings before cumulative effect of a change in

                accounting principle                                     581,189             510,465             107,068

Cumulative effect on prior years of a

    change in accounting principle (note B)                                 --                  --               120,000
                                                                    ------------        ------------        ------------

             NET EARNINGS                                           $    581,189        $    510,465        $    227,068
                                                                    ============        ============        ============

Earnings per common and common equivalent share
       Earnings before cumulative effect of a change in

          accounting principle                                      $        .24        $        .21        $        .04
       Cumulative effect on prior years of a change in
          accounting principle                                              --                  --                   .05
                                                                    ------------        ------------        ------------

              Net earnings per share

                (note A6)                                           $        .24        $        .21        $        .09
                                                                    ============        ============        ============

Weighted average shares outstanding                                    2,426,088           2,431,069           2,494,331
                                                                    ============        ============        ============


The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended July 31, 1996, 1995 and 1994


                                                                                Additional           Retained             Total
                                                    Common stock                  paid-in             earnings         stockholders'
                                              Shares            Amount            capital            (deficit)            equity
                                           -----------        -----------        -----------        -----------        -----------
Balance, August 1, 1993                      2,387,240        $    23,872        $ 4,938,027        $(1,141,020)       $ 3,820,879

Net earnings                                      --                 --                 --              227,068            227,068

Adjustment of put option obligations              --                 --             (154,200)              --             (154,200)

Stock options exercised                        110,000              1,100            136,400               --              137,500
                                           -----------        -----------        -----------        -----------        -----------

Balance, July 31, 1994                       2,497,240             24,972          4,920,227           (913,952)         4,031,247

Net earnings                                      --                 --                 --              510,465            510,465

Settlement of put option obligations           (40,000)              (400)             7,441               --                7,041

Purchase of common stock                      (110,000)            (1,100)          (158,400)              --             (159,500)
                                           -----------        -----------        -----------        -----------        -----------

Balance, July 31, 1995                       2,347,240             23,472          4,769,268           (403,487)         4,389,253

Net earnings                                      --                 --                 --              581,189            581,189
                                           -----------        -----------        -----------        -----------        -----------

Balance, July 31, 1996                       2,347,240        $    23,472        $ 4,769,268        $   177,702        $ 4,970,442
                                           ===========        ===========        ===========        ===========        ===========


The accompanying notes are an integral part of this statement.

                     SI Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended July 31,

                                                                           1996                1995                1994
                                                                        -----------        -----------        -----------
Increase (Decrease) in Cash Cash flows from operating activities:
    Net earnings                                                        $   581,189        $   510,465        $   227,068
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                     353,884            288,488            348,871
          Deferred income taxes                                              70,400            (81,700)          (215,000)
          Changes in operating assets and liabilities:
                 Decrease (increase) in trade accounts receivable          (253,968)            93,120            318,489
                 Decrease (increase) in inventories                        (540,349)           258,323            469,897
                 Decrease (increase) in other current assets                (32,637)            70,671              3,844
                 Increase in trade accounts payable                         384,718             51,521             43,863
                 Increase (decrease) in accrued liabilities                (327,051)           257,976            224,938
                 Increase (decrease) in income taxes payable               (114,560)           243,791             15,600
                                                                        -----------        -----------        -----------

                        Net cash provided by
                           operating activities                             121,626          1,692,655          1,437,570
Cash flows from investing activities:
    Decrease (increase) in other assets                                      (4,700)              --               19,975
    Purchase of equipment                                                  (660,390)          (182,225)           (77,239)
    Acquisition of subsidiary (net of $2,181 cash acquired)                (997,819)              --                 --
                                                                        -----------        -----------        -----------

                        Net cash used in investing activities            (1,662,909)          (182,225)           (57,264)

Cash flows from financing activities:
    Borrowings (payments) on notes payable to bank, net                     339,131           (544,147)        (1,067,472)
    Proceeds from long-term debt                                          1,000,000            159,500               --
    Payments on long-term debt                                             (280,155)          (233,880)          (159,869)
    Proceeds from issuance of common stock                                     --                 --              137,500
    Purchase of common stock                                                   --             (159,500)              --
    Payments on put option obligation                                          --             (209,700)          (265,000)
    Payments on non-compete obligations                                        --                 --              (50,000)
                                                                        -----------        -----------        -----------

                        Net cash provided by (used in) financing
                           activities                                     1,058,976           (987,727)        (1,404,841)
                                                                        -----------        -----------        -----------

Net increase (decrease) in cash                                            (482,307)           522,703            (24,535)

Cash at beginning of year                                                   540,044             17,341             41,876
                                                                        -----------        -----------        -----------

Cash at end of year                                                     $    57,737        $   540,044        $    17,341
                                                                        ===========        ===========        ===========
Cash paid during the year for:
    Interest                                                            $   105,412        $   230,173        $   175,384
    Income taxes                                                        $   383,575        $    25,400        $     2,800

Noncash investing and financing activities:

In conjunction with the acquisition, as described in Note C, liabilities were assumed as follows:

                          Fair value of assets acquired                 $  1,455,689       $          -       $        -
                          Cash paid                                        1,000,000                  -                -
                                                                        ------------       ------------       ----------
                          Liabilities assumed                           $    455,689       $          -       $        -
                                                                        ============       ============       ==========


The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  SI Technologies, Inc. (formerly Structural Instrumentation, Inc.) manufactures and markets mobile and stationary weighing systems, fleet information systems and force measurement devices. Sales are made to customers throughout the United States and Canada, as well as other international markets. A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

  1. Principles of Consolidation

  The consolidated financial statements include the accounts of SI Technologies, Inc. (SI or Company) and its subsidiaries; Evergreen Weigh, Inc., IDEAutomation International, Inc. and Structural Instrumentation Manufacturing Co. (SI Manufacturing). SI Manufacturing was merged into SI effective May 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

  2. Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  3. Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

          Machinery and equipment         2 to 10 years
          Motor vehicles                  3 to 5 years
          Leasehold improvements          2 to 10 years

  The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

  4. Intangible Assets

  Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition which are amortized using the straight-line method primarily over periods of 25 to 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $837,450 and $740,676 at July 31, 1996 and 1995, respectively.

  5. Product Warranty

  Product warranty costs are estimated and accrued at the time sales are recorded.

  6. Earnings Per Common and Common Equivalent Share

  Earnings per common and common equivalent share is calculated based upon the weighted average common and common equivalent shares outstanding during the period.

  7. Use of Estimates

  In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  8. Reclassifications

  Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.

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

NOTE C - BUSINESS COMBINATION

  Effective April 1, 1996, the Company purchased 100% of the common stock of Evergreen Weigh, Inc. (Evergreen) for $1,000,000 in cash. Evergreen is principally engaged in the manufacture of electronic weighing devices. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $467,482 is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of Evergreen from the acquisition date, April 1, 1996.

  The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of Evergreen as if it had occurred on August 1, 1994.

                                        (Unaudited)      (Unaudited)
                                         7/31/96           7/31/95
                                        -----------      -----------
  Net sales                             $12,521,000       $11,920,619

  Net earnings                          $   566,400       $   553,348

  Earnings per share                    $       .23       $       .23

NOTE D - INVENTORIES

  Inventories consist of the following at July 31:

                                               1996                 1995
                                            ----------           ----------

  Raw materials                             $  867,912           $  413,052
  Work in process                              367,629              192,292
  Finished goods                               916,400              455,174
                                            ----------           ----------
                                             2,151,941            1,060,518
  Less allowance for obsolescence              193,517              134,430
                                            ----------           ----------

                                            $1,958,424           $  926,088
                                            ==========           ==========

NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at July 31:

                                               1996               1995
                                            ----------         ----------

  Machinery and equipment                   $2,006,228         $1,530,455
  Motor vehicles                                32,641             22,903
  Leasehold improvements                       110,747             98,042
                                            ----------         ----------
                                             2,149,616          1,651,400
  Less accumulated depreciation and

      amortization                           1,328,087          1,100,841
                                            ----------         ----------

                                            $  821,529         $  550,559
                                            ==========         ==========


NOTE F - ACCRUED LIABILITIES

  Accrued liabilities consist of the following at July 31:

                                                    1996             1995
                                                  --------         --------
  Accrued salaries, wages and
      other compensation                          $309,938         $223,798
  Product start up and warranty reserve            284,145          389,635
  Accrued professional fees                         46,892          225,334
  Other                                             68,865           43,539
                                                  --------         --------

                                                  $709,840         $882,306
                                                  ========         ========

NOTE G - LONG-TERM DEBT

  Long-term debt consists of the following at July 31:

                                                                             1996               1995
                                                                          ----------         ----------
  Revolving line of credit with a bank for up to $2,000,000, interest at the prime rate plus 1%, .625% or .25%
      depending on certain financial ratios of the Company (8.5%
      at July 31, 1996), secured by trade accounts receivable,
      inventories and certain equipment, due November 1997                $  558,049         $     --

  Note payable to bank in monthly installments of $14,677
      including interest at the prime rate plus .5% and 1.25% at
      July 31, 1996 and 1995, respectively (8.75% at July 31,
      1996), secured by equipment, due September 1996                         29,355            204,760

  Note payable to bank in monthly installments of $6,646 plus interest at the prime rate plus .5% (8.75% at July 31, 1996), secured by accounts receivable and inventory, due
      November 1996                                                           26,583            106,333

  Note payable to bank in monthly installments of $8,333 plus interest at the prime rate plus .25% or IBOR plus 2.625%
      (8.125% at July 31, 1996), secured by all assets, due May
      2006                                                                   975,000               --
                                                                          ----------         ----------

                                                                           1,588,987            311,093
  Less current maturities                                                    155,938            257,364
                                                                          ----------         ----------

                                                                          $1,433,049         $   53,729
                                                                          ==========         ==========

  Aggregate maturities of long-term debt are as follows at July 31, 1996:

          Year ending July 31,
          --------------------

                          1997                      $  155,938
                          1998                         658,049
                          1999                         100,000
                          2000                         100,000
                          2001                         100,000
                          Thereafter                   475,000
                                                    ----------

                                                    $1,588,987
                                                    ==========

  These notes payable to the bank are also included in the terms of the revolving line of credit agreement. The Company is required to maintain certain levels of working capital, net worth and debt-to-equity ratios and may not pay any cash dividends under terms of its revolving line of credit.

NOTE H - PUT OPTION OBLIGATIONS

  In 1990, the Company entered into put option agreements with five individuals, in conjunction with its acquisition of LODEC, Inc., to repurchase 201,000 shares of the Company's common stock for aggregate consideration of $1,005,000. During the 1995 and 1994 fiscal years, the Company repurchased 124,000 shares of common stock of three of the individuals through payment and has entered into extension agreements with two other individuals for their 77,000 shares. Under the terms of these amended put option extension agreements, 65,000 shares are exercisable during a 120-day period commencing October 2, 1997, and 12,000 shares are exercisable beginning October 22, 1997. The Company has the ability to call the stock at $5 per share at any time during the extension agreements. The put options bear interest at prime plus 2% and prime plus 2-1/2% which is payable during the extension period.

  The currently anticipated liability associated with the Company's agreements to repurchase 77,000 shares as of July 31, 1996 and 1995, of the Company's common stock upon exercise of the remaining put options is included in the put option obligation on the Company's balance sheet.

NOTE I - COMMITMENTS AND CONTINGENCIES

  1. Leases

  The Company leases its manufacturing and office space and certain equipment under terms of noncancelable operating leases.

  Future minimum lease payments under noncancelable operating leases as of July 31, 1996 are approximately as follows:

          Year ending July 31,
          --------------------

                          1997                        $303,700
                          1998                         194,100
                          1999                          59,100
                          2000                          21,300
                          2001                          14,500
                                                      --------

                                                      $592,700
                                                      ========

  Rent expense, net of sublease income, under noncancelable operating leases was approximately $285,000, $230,000 and $197,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

  Sublease rental income under noncancelable operating leases was approximately $5,000, and $38,000 for the years ended July 31, 1995 and 1994, respectively.

  2. Consulting and Non-compete Agreements

  Certain former executives of Evergreen Weigh have entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have a term of ten years. Future payments under these agreements are as follows:

          Year ending July 31,
          --------------------

                          1997                        $122,500
                          1998                         122,500
                          1999                         122,500
                          2000                         122,500
                          2001                          98,500
                          Thereafter                   291,667
                                                      --------

                                                      $880,167
                                                      ========

  The expense associated with these agreements totaled $44,833 for the year ended July 31, 1996.

  3. Legal Matters

  The Company has initiated a lawsuit against a competitor to overturn a recently issued patent which the Company believes to be unenforceable. The competitor has answered the claim and counter-claimed for patent infringement. The litigation is at an early stage. The Company intends to vigorously pursue the litigation. Based upon discovery and investigation to date, it is not possible to provide an informed evaluation of the likelihood of a favorable or unfavorable outcome. However, based on that investigation and discovery, the opinion of counsel is that the Company has a reasonable likelihood that it will prevail. At the current stage of litigation, insufficient information exists to reasonably estimate the amount or range of potential loss in the event of an unfavorable outcome.

NOTE J - STOCK OPTION PLAN

  The Company implemented a new stock option plan in 1995 for key employees and has authorized a total of 300,000 shares of common stock to be set aside for grants. Additionally, options are outstanding under the old plan which expired July 31, 1994. The vesting and expiration dates of the stock options are at the discretion of the Board of Directors. A summary of stock options follows:

                                           1996            1995            1994
                                         --------        --------        --------

  Outstanding at beginning of year        151,000         206,600         106,600

  Granted                                 101,500          21,500         100,000
  Exercised                                  --              --              --
  Expired/canceled                        (10,000)        (77,100)           --
                                         --------        --------        --------

  Outstanding at end of year              242,500         151,000         206,600
                                         ========        ========        ========

  Exercisable at end of year               97,200          52,000         102,600

  Price range                          $1.5625-4.50    $1.08-3.375     $1.08-3.125
                                       ------------    -----------     -----------

  Available for future grant              187,500         279,000            --

NOTE K - INCOME TAXES

  Income taxes consist of the following at July 31:

                                      1996            1995             1994
                                   ---------       ---------        ---------

  Current expense                  $ 279,016       $ 269,191        $  20,000
  Deferred expense (benefit)          70,400         (81,700)         (95,000)
                                   ---------       ---------        ---------

                                   $ 349,416       $ 187,491        $ (75,000)
                                   =========       =========        =========


  The income tax provision reconciled to the tax computed at the statutory federal rate was as follows at July 31: 1996 1995 1994

  Tax at statutory rate                        $ 316,400        $ 237,300        $  10,900
  Valuation allowance                               --           (145,000)        (125,000)
  Nondeductible goodwill                          50,000           47,300           48,500
  State and foreign taxes                         16,000           32,000             --
  Non-deductible meals and entertainment          11,400            9,900             --
  Credits utilized                               (42,900)            --               --
  Other                                           (1,484)           5,991           (9,400)
                                               ---------        ---------        ---------

                                               $ 349,416        $ 187,491        $ (75,000)
                                               =========        =========        =========


  The components of deferred taxes included in the balance sheet are as follows at July 31:

                                                         1996           1995
                                                       --------       --------
  Deferred tax asset:
      Accrued vacation and warranty                    $120,000       $147,600
      Provision for bad debts                            59,400         52,500
      Accrued liabilities not timely paid                12,100         51,900
      Inventory reserve and capitalized overhead        115,500         66,200
      Foreign currency adjustment                         2,300            700
                                                       --------       --------

                                                       $309,300       $318,900
                                                       ========       ========
  Deferred tax liability:

      Excess of tax over book depreciation             $ 83,000       $ 22,200
                                                       ========       ========

  The Company established a valuation allowance of $145,000 as of July 31, 1994, due to the uncertainty of certain carryforwards. This allowance was eliminated as of July 31, 1995.

  The components of deferred income tax expense (benefit) are as follows for the years ended July 31:

                                                         1996             1995             1994
                                                      ---------        ---------        ---------

  Allowance for doubtful receivables                  $  (6,900)       $  12,700          (22,000)
  Excess of book (over) under tax depreciation           60,800           (5,200)          (8,000)
  Inventory reserve and capitalized overhead            (49,300)          26,000           64,000
  Foreign currency                                       (1,600)          15,300           (2,000)
  Accrued product start up and warranty reserve          35,900          (70,700)          (4,000)
  Accrued liabilities                                    39,800          (18,000)         (30,000)
  Valuation allowance reduction                            --           (145,000)        (125,000)
  Tax credits utilized                                     --            104,700           17,000
  Net operating loss carryforward                          --               --              8,000
  Other                                                  (8,300)          (1,500)           7,000
                                                      ---------        ---------        ---------

                                                      $  70,400        $ (81,700)       $ (95,000)
                                                      =========        =========        =========

NOTE L - EXPORT SALES

  The Company sells its products in the United States, Europe, Australia, Canada and other parts of the world. Net export sales by foreign geographic areas are as follows:

                               1996             1995             1994
                            ----------       ----------       ----------

  Canada                    $2,591,000       $2,973,000       $2,346,000
  Other areas                1,344,000        1,080,000        1,367,000
                            ----------       ----------       ----------

                            $3,935,000       $4,053,000       $3,713,000
                            ==========       ==========       ==========

NOTE M - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 allows the Company to adopt the fair value based method of accounting for stock as described in this standard or continue to account for employee stock options under APB 25, Accounting for Stock Issued to Employees (APB 25), and disclose among other things, the proforma effects on net earnings and earnings per share had compensation cost for the plan been determined based on the fair value of the options at the grant dates. SFAS 123 is effective for the Company's 1997 fiscal year end. The Company plans to continue to apply APB 25 and the only effect of adopting SFAS 123 will be the new disclosure requirements.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. The Company has made no assessment of the potential impact of adopting SFAS 121 at this time.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  2. Put Option Obligations

  It was not practicable to estimate the fair value due to the specific nature of the contracts.

NOTE O - BENEFIT PLANS

  The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The Evergreen Weigh plan is expected to be consolidated into the Company plan in the near future. The contribution expense associated with these plans totaled approximately $17,000, $6,800 and $8,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

                                    PART III

         The information required by ITEMS 9, 10, 11, and 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants last fiscal year end, July 31, 1996.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

    (a) (1)      Exhibits

                 The following documents are filed herewith for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

       2(a) Acquisition Agreement and Plan of Merger dated April 12, 1996 among SI Technologies, Inc., SI Acquisition Corporation, Evergreen Weigh, Inc., Carl Harris and Ruth Harris (Incorporated by reference to the current report on Form 8-K dated April 12, 1996)

       3(a) Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

        (b)      By-Laws (1)

       4(a) Specimen certificate evidencing shares of Common Stock (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

      10(a) 1994 Stock Option Plan (Incorporated by reference to the Company's Proxy Statement for the annual meeting held January 19, 1995)

      10(b) Amended and Restated 1984-85 Stock Option Plan (Incorporated by reference to the same exhibit number to the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1994)

        (d) Lease between Halverson-Lindell and SI dated November 20, 1988, for the premises located at 4611 South 134th Place, Tukwila, Washington. (Incorporated by reference to exhibit 1 to the Company's Annual Report on Form 10K for fiscal year ending July 31, 1989)

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


                              SI TECHNOLOGIES, INC.


DATED:  October 25, 1996            /s/ Rick A. Beets
                                  ----------------------------------------------
                                    Rick A. Beets, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 25, 1996 by the following persons in the capacities indicated:

                                    /s/ Rick A. Beets
                                  ----------------------------------------------
                                  Rick A. Beets, President, CEO & CFO
                                  (Principal Executive & Financial Officer)

                                    /s/ Edward A. Alkire
                                  ----------------------------------------------
                                  Edward A. Alkire, Director, Secretary

                                    /s/ S. Scott Crump
                                  ----------------------------------------------
                                  S. Scott Crump, Director

                                    /s/ Heinz Zweipfennig
                                  ----------------------------------------------
                                  Heinz Zweipfenning, Director

                                    /s/ Ralph E. Crump
                                  ----------------------------------------------
                                  Ralph E. Crump, Chairman of the Board,
                                  Director, Treasurer

                                    /s/ D. Dean Spatz
                                  ----------------------------------------------
                                  D. Dean Spatz, Director