Form 10QSB
period 1996-10-31
STRUCTURAL INSTRUMENTATION INC
filed 1996-12-16
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

For the Quarter Ended                             Commission File Number 0-12370
October 31, 1996

                              SI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     95-3381440
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                4611 SOUTH 134TH PLACE, SEATTLE, WASHINGTON 98168
               (Address of principal executive offices) (Zip Code)

                                 (206) 244-6100
               Registrant's telephone number, including area code

                                      SAME
   (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on December 9, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                            OCTOBER 31, 1996   JULY 31, 1996
                                                                               (UNAUDITED)
                                                                             ---------------   -------------
Current assets:
     Cash                                                                    $   54,276       $   57,737
     Trade accounts receivable, less allowance for doubtful
       accounts of $147,367 and $174,675 respectively                         2,288,156        2,068,216
     Inventories                                                              1,870,872        1,958,424
     Deferred tax asset                                                         349,800          309,300
     Other current assets                                                        92,130          125,960
                                                                             ---------------------------

          TOTAL CURRENT ASSETS                                                4,655,234        4,519,637

Property and equipment, less accumulated depreciation and amortization          823,020          821,529

Other assets:

     Intangible assets, net                                                   3,234,728        3,250,289
     Other                                                                      344,105          255,375
                                                                             ---------------------------

                                                                             $9,057,087       $8,846,830
                                                                             ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current maturities of long-term debt                                    $  106,646       $  155,938
     Put option obligation - current                                            385,000               --
     Trade accounts payable                                                   1,017,636          964,141
     Income taxes payable                                                       162,932          145,420
     Accrued liabilities                                                        791,935          709,840
                                                                             ---------------------------
          TOTAL CURRENT LIABILITIES                                           2,464,149        1,975,339

Long-term debt, less current maturities                                       1,449,028        1,433,049
Put option obligation                                                                --          385,000
Deferred taxes                                                                   83,000           83,000

Stockholders' equity

     Common stock, par value $.01 per share.  Authorized
       5,000,000 shares; issued and outstanding,  2,347,240 shares               23,472           23,472
     Additional paid-in capital                                               4,769,268        4,769,268
     Retained earnings                                                          268,170          177,702
                                                                             ---------------------------
          TOTAL STOCKHOLDERS' EQUITY                                          5,060,910        4,970,442
                                                                             ---------------------------

                                                                             $9,057,087       $8,846,830
                                                                             ===========================



                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTH PERIOD ENDED
                                                                    OCTOBER 31
                                                         --------------------------------
                                                            1996                  1995
Net sales                                                 $ 2,961,738        $ 2,701,023
Cost of sales                                               1,633,891          1,400,691
                                                          ------------------------------

          GROSS PROFIT                                      1,327,847          1,300,332

Operating expenses:

     Selling, service, general and administrative             899,779            785,806
     Research, development and engineering                    212,922            214,695
     Amortization of intangibles                               27,599             22,596
                                                          ------------------------------
                                                            1,140,300          1,023,097
                                                          ------------------------------

          EARNINGS FROM OPERATIONS                            187,547            277,235

Interest expense                                              (48,821)           (18,377)
Other income, net                                               4,755             28,389
                                                          ------------------------------

          NET EARNINGS BEFORE INCOME TAXES                    143,481            287,247

Income tax expense                                            (53,013)          (110,000)
                                                          ------------------------------

NET EARNINGS                                              $    90,468            177,247
                                                          ==============================


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE       $       .04         $      .07
                                                          ==============================

Weighted average shares outstanding                         2,420,184          2,431,914
                                                          ==============================



                 See notes to consolidated financial statements

                                  SI TECHNOLOGIES, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                   FOR THE THREE MONTH PERIOD ENDED
                                                                                               OCTOBER 31
                                                                                   --------------------------------
                                                                                     1996                 1995
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                                  $  90,468        $ 177,247
     Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                              107,765           72,028
          Deferred income taxes                                                      (40,500)         (66,000)
          Changes in operating assets and liabilities:
             Increase in trade accounts receivable                                  (219,940)        (386,640)
             Decrease (increase) in inventories                                       87,552         (184,767)
             Decrease in other current assets                                         33,830           18,416
             Increase in trade accounts payable                                       53,495          271,949
             Increase in accrued liabilities                                          82,095          108,992
             Increase (decrease) in income taxes payable                              17,512          (52,000)
                                                                                   --------------------------

     Net cash provided (used) by operating activities                                212,277          (40,775)

Cash flows from investing activities:

     Increase in other assets
                                                                                     (12,038)              --
     Purchase of equipment and software development                                 (170,386)        (199,971)
                                                                                   --------------------------

     Net cash used in investing activities                                          (182,424)        (199,971)

Cash flows from financing activities:

     Borrowings on notes payable to bank                                              40,978               --

     Payments on long term debt                                                      (74,292)         (63,302)
                                                                                   --------------------------

     Net cash used in financing activities                                           (33,314)         (63,302)
                                                                                   --------------------------

Net decrease in cash                                                                  (3,461)        (304,048)

Cash at beginning of period                                                           57,737          540,044
                                                                                   --------------------------

Cash at end of period                                                              $  54,276        $ 235,996
                                                                                   ==========================


  Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                      $  55,762        $  18,377
     Income taxes                                                                  $  76,000        $ 228,000




                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1997. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1996.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                                                      OCTOBER 31, 1996  JULY 31, 1996
                                                                        (UNAUDITED)
Raw Materials                                                           $  886,287       $  867,912
Work in Progress                                                           418,122          367,629
Finished Goods                                                             796,027          916,400
                                                                        ---------------------------
                                                                         2,100,436        2,151,941
Less allowance for obsolescence                                            229,564          193,517
                                                                        ===========================
                                                                        $1,870,872       $1,958,424
                                                                        ===========================



NOTE 3.  EARNINGS PER SHARE

Net earnings per share of common stock is based on the weighted average number of common shares and common stock equivalents outstanding during the period.

NOTE 4.  ADOPTION OF SFAS 123

The Company adopted, effective August 1, 1996, Statement of Financial Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The Company is continuing to account for employee stock options under APB 25, Accounting for Stock Issued to Employees (ABP 25), and will disclose the proforma effects on net earnings and earnings per share had compensation cost for the plan been determined based on the market value of the options at the grant dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SI Technologies, Inc. - SI - manufactures mobile and stationary weighing systems, fleet information systems and force measurement devices. The company's products are marketed both directly and through dealers to original equipment manufacturers and industrial users. Key markets served by the company include: forestry, waste, agriculture, weight enforcement, construction, mining/quarry, aviation, oil and gas, freight transportation and municipal services.

Mobile weighing systems, commonly known as "on-board scales," are installed on trucks and trailers, and material handling equipment to inform operators of gross vehicle weight, payload, axle and incremental pick-up and delivery weights as the vehicle is loaded or unloaded. Stationary scales provide the same information as well as portability.

Fleet information systems composed of on-board vehicle computers and base operation hardware and software, develop information used to manage and improve the performance of fleet operations. Specific benefits from system utilization include increased driver and truck efficiency, reduced maintenance costs, better safety records, reduced manual report generation and improved customer service.

Force measurement devices are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor controlled digital electronics, force measurement devices measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment.

RESULTS OF OPERATIONS
Sales

     Net sales increased to $2,961,738 for the quarter ended October 31, 1996 from $2,701,023 for the same period last year. This is an increase of $260,715 or 10% over the prior year's first quarter results.

     The increased sales in the quarter are the result of incremental sales resulting from the inclusion of Evergreen Weigh which was acquired in April 1996. This increase was offset by lower sales volume in the U.S. and Canadian forestry markets which experienced unusually strong sales last year due to record setting demand in the pulp industry. Sales in the waste market were also lower in this year's first quarter as compared to last year. During the last nine months major waste customers have reduced capital expenditures on new equipment and this has slowed sales to this market.

     Management expects the current levels of activity in the forestry and waste markets to continue for the near term.

Gross Profit

     Gross profit for the quarter was $1,327,847 compared to $1,300,332 in the first quarter last year. This is an increase of $27,515 or 2% over the prior quarter's results. Gross profit as a percentage of sales was 45% this first quarter as compared to 48% in last year's first quarter.

     The reduced gross margin percentage is the result of increased price competition on traditional products in existing markets, a shift in product mix in the quarter to products with lower average margins and reduced manufacturing utilization rates resulting from lower sales in forestry and waste markets.


     In future periods, management expects gross profit margins will continue to be pressured by market competition and be impacted by increased sales of newly acquired products that generate reduced gross profit margins.

Selling, General and Administrative Expenses

     SG & A expenses increased to $899,779 for the quarter ended October 31, 1996 from $785,806 for the same period last year. This is an increase of $113,973 or 15% over the prior year's first quarter. SG & A expenses as a percentage of revenue increased to 30% as compared to 29% in the same quarter of last year. The increased expense is the result of including selling, general and administrative costs of businesses acquired in 1996.

Research and Development and Engineering Expenses

     RD & E expenditures decreased to $212,922 for the quarter ended October 31, 1996 from $214,695 for the same period last year. This is a decrease of $1,773 or 1% over the prior year's first quarter. RD & E expenses as a percentage of revenues decreased to 7% from 8% in the same quarter of last year. This reduced spending rate reflects a return to more modest product development investment after several years of accelerated spending. The company expects future RD & E spending to be at rates lower than those of recent years.

Intangibles

     The amortization of intangibles increased to $27,599 for the quarter ended October 31, 1996 from $22,596 for the same period last year. This is an increase of $5,003 or 22% from the prior year's first quarter. This increase reflects the increased amortization of intangibles associated with acquisitions made in 1996.

Interest Expense and Other Income

     Interest expense, net increased to $48,821 for the quarter ended October 31, 1996 from $18,377 for the same period last year. This is an increase of $30,444 or 166% from the prior year's first quarter. The increased interest expense is the result of increased expense from the debt incurred in the Evergreen Weigh acquisition and from increased working capital needs. Other income decreased to $4,755 from $28,389 for the same period last year. This is a decrease of $23,634 or 83% from the prior year's first quarter. The decrease was due to the recording in the prior year of a non-recurring benefit from a bad debt recovery.

Income Tax Expense

     Income tax expense decreased to $53,013 for the quarter ended October 31, 1996 from $110,000 for the same period last year. This is a decrease of $56,987 or 52% from the prior year's first quarter. The decreased expense reflects the lower pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $2,000,000 which was scheduled to mature November 1997, was extended with U.S. Bank of Washington effective November 30, 1996. The new line of credit was renewed for $2,000,000 and is for a two year term ending November 1998. As of October 31, 1996 the Company had outstanding borrowings of $599,027 under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.

PUT OPTION OBLIGATIONS

The liability associated with the company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in the liability section of the Company's balance sheet as of October 31, 1996.

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

                                                           SI TECHNOLOGIES, INC.

              December 13, 1996             \S\ Rick A. Beets
                                ------------------------------------------------
                                                                   Rick A. Beets
                                                            President, CEO & CFO
                                       (Principal Executive & Financial Officer)