Form 10QSB
period 1997-01-31
STRUCTURAL INSTRUMENTATION INC
filed 1997-03-17
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                              F O R M   10 - QSB
  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                 Act of 1934

For the Quarter Ended                         Commission File Number 0-12370
January 31, 1997

                             SI TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                                         95-3381440
         ------------------------------                              ----------------------------------
        (State or other jurisdiction of                             (IRS Employer Identification Number)
        incorporation or organization)


             4611 South 134th Place, Seattle, Washington     98168
            ---------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


                                 (206) 244-6100
               --------------------------------------------------
               Registrant's telephone number, including area code


                                     SAME
                ---------------------------------------------------
               (Former name, former address and former fiscal year,
                        if changed since last report.)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  ___X____     No  ________


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on March 10, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SI TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                    JANUARY 31, 1997        JULY 31, 1996
                                                                                       (UNAUDITED)
                                                                                    ----------------        -------------
Current assets:
     Cash                                                                             $    44,434            $   57,737
     Trade accounts receivable, less allowance for doubtful
       accounts of $111,944 and $174,675 respectively                                   2,298,397             2,068,216
     Inventories                                                                        1,854,967             1,958,424
     Deferred tax asset                                                                   316,600               309,300
     Other current assets                                                                  83,767               125,960
                                                                                       ----------            ----------
          TOTAL CURRENT ASSETS                                                          4,598,165             4,519,637

Property and equipment, less accumulated depreciation and amortization                    842,786               821,529
Other assets:
     Intangible assets, net                                                             3,211,625             3,250,289
     Other                                                                                396,071               255,375
                                                                                       ----------            ----------
                                                                                       $9,048,647            $8,846,830
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                              $  100,000            $  155,938
     Put option obligations - current                                                     385,000                     -
     Trade accounts payable                                                               920,522               964,141
     Income taxes payable                                                                  37,456               145,420
     Accrued liabilities                                                                  702,246               709,840

                                                                                       ----------            ----------
          TOTAL CURRENT LIABILITIES                                                     2,145,224             1,975,339

Long-term debt, less current maturities                                                 1,670,475             1,433,049
Put option obligations                                                                          -               385,000
Deferred taxes                                                                             83,000                83,000


Stockholders' equity
     Common stock, par value $.01 per share.  Authorized
       5,000,000 shares; issued and outstanding,  2,347,240 shares                         23,472                23,472
     Additional paid-in capital                                                         4,769,268             4,769,268
     Retained earnings                                                                    357,208               177,702
                                                                                       ----------            ----------
          TOTAL STOCKHOLDERS' EQUITY                                                    5,149,948             4,970,442
                                                                                       ----------            ----------
                                                                                       $9,048,647            $8,846,830
                                                                                       ==========            ==========

                 See notes to consolidated financial statements

                             SI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                     FOR THE THREE MONTH PERIOD ENDED        FOR THE SIX MONTH PERIOD ENDED
                                                             JANUARY 31                                JANUARY 31
                                                     ---------------------------               ---------------------------
                                                        1997             1996                     1997             1996
                                                     ----------       ----------               ----------       ----------
 Net sales                                           $2,835,886       $3,125,013               $5,797,624       $5,826,036
 Cost of sales                                        1,603,031        1,667,941                3,236,922        3,068,632
                                                     ----------       ----------               ----------       ----------
           GROSS PROFIT                               1,232,855        1,457,072                2,560,702        2,757,404


 Operating expenses:
      Selling, service, general and administrative      822,287          841,095                1,722,066        1,626,901
      Research, development and engineering             190,343          226,912                  403,266          441,607
      Amortization of intangibles                        27,733           22,596                   55,332           45,192
                                                     ----------       ----------               ----------       ----------
                                                      1,040,363        1,090,603                2,180,664        2,113,700
                                                     ----------       ----------               ----------       ----------
           EARNINGS FROM OPERATIONS                     192,492          366,469                  380,038          643,704

 Interest expense                                       (52,833)         (17,828)                (101,654)         (36,205)
 Other income, net                                        1,684            8,117                    6,439           36,507
                                                     ----------       ----------               ----------       ----------
           NET EARNINGS BEFORE INCOME TAXES             141,343          356,758                  284,823          644,006


 Income tax expense                                     (52,305)        (133,700)                (105,317)        (243,700)
                                                     ==========       ==========               ==========       ==========
 NET EARNINGS                                        $   89,038          223,058               $  179,506          400,306
                                                     ==========       ==========               ==========       ==========

 NET EARNINGS PER COMMON                             $      .04       $      .09               $      .07       $      .16
  AND COMMON EQUIVALENT SHARE
                                                     ==========       ==========               ==========       ==========
 Weighted average shares outstanding                  2,407,457        2,434,236                2,413,118        2,432,725
                                                     ==========       ==========               ==========       ==========




                 See notes to consolidated financial statements

                             SI TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  FOR THE SIX MONTH PERIOD ENDED
                                                                                           JANUARY 31
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                -----------          -------------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                               $   179,506           $   400,306
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation and amortization                                             222,964               154,543
          Deferred income taxes                                                      (7,300)              (81,600)


          Changes in operating assets and liabilities:
             Increase in trade accounts receivable                                 (230,181)            (625,672)
             Decrease (increase) in inventories                                     103,457             (496,656)
             Decrease in other current assets                                        42,193                8,950
             Increase (decrease) in trade accounts payable                          (43,619)             402,875
             Increase (decrease) in accrued liabilities                              (7,594)             143,202
             Increase in income taxes payable                                      (107,964)             (13,800)
                                                                                -----------           ----------
     Net cash provided by (used in) operating activities                            151,462             (107,852)

Cash flows from investing activities:
     Increase in other assets                                                       (16,668)                   -
     Purchase of equipment and software development                                (329,585)            (315,962)
                                                                                -----------           ----------
     Net cash used in investing activities                                         (346,253)            (315,962)

Cash flows from financing activities:
     Borrowings on notes payable to bank                                            287,426                    -
     Payments on long term debt                                                    (105,938)            (114,176)
                                                                                -----------           ----------
     Net cash provided by (used in) financing activities                            181,488             (114,176)
                                                                                -----------           ----------
Net decrease in cash                                                                (13,303)            (537,990)

Cash at beginning of period                                                          57,737              540,044
                                                                                -----------           ----------
Cash at end of period                                                           $    44,434           $    2,054
                                                                                ===========           ==========

  Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                   $   108,581           $   36,205
     Income taxes                                                               $   212,400           $  339,100




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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                            JANUARY 31, 1997     JULY 31, 1996
                                              (UNAUDITED)
     Raw Materials                             $  873,479          $  867,912
     Work in Progress                             415,611             367,629
     Finished Goods                               810,440             916,400
                                               ----------          ----------
                                                2,099,530           2,151,941
     Less allowance for obsolescence              244,563             193,517
                                               ----------          ----------
                                               $1,854,967          $1,958,424
                                               ==========          ==========

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

Fleet information systems, composed of on-board vehicle computers and base operation hardware and software, develop information used to manage and improve the performance of fleet operations. Specific benefits from system utilization include increased driver and truck efficiency, reduced maintenance costs, better safety records, reduced manual report generation and improved customer service.

Force measurement devices are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor controlled digital electronics, force measurement devices measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment.

RESULTS OF OPERATIONS

Sales

    Net sales decreased to $2,835,886 for the quarter ended January 31, 1997 from $3,125,013 for the same period last year. This is a decrease of $289,127 or 9% from the prior year's second quarter results.

    The decreased sales in the quarter are the result of lower sales volume in the U.S. and Canadian forestry markets which experienced unusually strong sales last year due to record setting demand in the pulp industry. Sales in the waste market were also lower in the quarter as compared to last year's second quarter. During the last twelve months major waste customers have reduced capital expenditures on new equipment and this has slowed sales to this market. These decreases were partially offset by incremental sales resulting from the inclusion of Evergreen Weigh which was acquired in April 1996.

    Management expects the current levels of activity in the forestry and waste markets to continue for the near term.

Gross Profit

    Gross profit for the quarter was $1,232,855 compared to $1,457,072 in the second quarter last year. This is a decrease of $224,217 or 15% from the prior quarter's results. Gross profit as a percentage of sales was 43.5% in this year's second quarter as compared to 46.6% in last year's second quarter.

    The reduced gross margin percentage is the result of increased price competition on traditional products in existing markets, a shift in product mix in the quarter to products with lower average margins and reduced manufacturing utilization rates resulting from lower sales in forestry and waste markets.

    In future periods, management expects gross profit margins will continue to be pressured by market competition and be impacted by anticipated increased sales, as a share of total sales, of newly acquired products.

Selling, General and Administrative Expenses

    SG & A expenses decreased to $822,287 for the quarter ended January 31, 1997 from $841,095 for the same period last year. This is a decrease of $18,808 or 2% from the prior year's second quarter. SG & A expenses as a percentage of revenue increased to 29% as compared to 27% in the same quarter of last year. The reduced expense level is the result of spending controls put in place to bring costs in line with the reduced sales.

Research, Development and Engineering Expenses

    RD & E expenditures decreased to $190,343 for the quarter ended January 31, 1997 from $226,912 for the same period last year. This is a decrease of $36,569 or 16% from the prior year's second quarter. RD & E expenses as a percentage of revenues decreased to 6.7% from 7.3% in the same quarter of last year. This reduced spending rate reflects a return to more modest product development investment after several years of accelerated spending. The company expects future RD & E spending to be at rates lower than those of recent years.

Intangibles

    The amortization of intangibles increased to $27,733 for the quarter ended January 31, 1997 from $22,596 for the same period last year. This is an increase of $5,137 or 23% from the prior year's second quarter. This increase reflects the increased amortization of intangibles associated with acquisitions made in 1996.

Interest Expense and Other Income

    Interest expense increased to $52,833 for the quarter ended January 31, 1997 from $17,828 for the same period last year. This is an increase of $35,005 or 196% from the prior year's second quarter. The increased interest expense is the result of increased expense from the debt incurred in the Evergreen Weigh acquisition and from increased working capital needs. Other income, net decreased to $1,684 from $8,117 for the same period last year. This is a decrease of $6,433 or 79% from the prior year's second quarter.

Income Tax Expense

    Income tax expense decreased to $52,305 for the quarter ended January 31, 1997 from $133,700 for the same period last year. This is a decrease of $81,395 or 61% from the prior year's second quarter. The decreased expense reflects the lower pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit of $2,000,000 was extended with U.S. Bank of Washington effective November 30, 1996. The new line of credit was renewed for $2,000,000 and is for a two year term ending November 1998. As of January 31, 1997 the Company had outstanding borrowings of $845,475 under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.

PUT OPTION OBLIGATIONS

The liability associated with the company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in the liability section of the Company's balance sheet as of January 31, 1997.

                          PART II.  OTHER INFORMATION

ITEM 4

(a) The annual meeting of shareholders was held January 8, 1997 at the Mayflower Park Hotel, Seattle WA. At the meeting the shareholders elected the directors as nominated.

                 Director                    For             Withheld
                 --------                    ---              --------
                 Edward A. Alkire          1,964,020            500
                 S. Scott Crump            1,964,020            500
                 D. Dean Spatz             1,964,020            500
                 Ralph Crump               1,964,070            450
                 Heinz Zweipfennig         1,964,020            500


ITEM 6

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



                                              SI TECHNOLOGIES, INC.





           March 14, 1997                     /s/  RICK A. BEETS
                                              ----------------------------
                                                             Rick A. Beets
                                                      President, CEO & CFO
                                 (Principal Executive & Financial Officer)