Form 10QSB
period 1997-04-30
STRUCTURAL INSTRUMENTATION INC
filed 1997-06-16
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                     of 1934



For the Quarter Ended                                 Commission File Number
                                                              0-12370
April 30, 1997


                              SI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                     95-3381440
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)


                4611 South 134th Place, Seattle, Washington 98168
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (206) 244-6100
               --------------------------------------------------
               Registrant's telephone number, including area code



                                      SAME
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]  No  [  ]


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on June 9, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                            APRIL 30,        JULY 31,
                                                              1997             1996
                                                           (UNAUDITED)
                                                       ----------------   ------------
Current assets:
     Cash                                            $         107,281  $      57,737
     Trade accounts receivable, less allowance for
       doubtful accounts of $106,166 and $174,675            1,973,699      2,068,216
       respectively
     Inventories                                             2,007,590      1,958,424
     Deferred tax asset                                        289,000        309,300
     Other current assets                                      314,007        125,960

                                                       -------------------------------
          TOTAL CURRENT ASSETS                               4,691,577      4,519,637

Property and equipment, less accumulated                       829,814        821,529
depreciation and amortization

Other assets:
     Intangible assets, net                                  3,187,605      3,250,289
     Other                                                     428,944        255,375

                                                       -------------------------------
                                                     $       9,137,940  $   8,846,830
                                                       ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt            $         100,000  $     155,938
     Put option obligations - current                          385,000              -
     Trade accounts payable                                  1,046,235        964,141
     Income taxes payable                                            -        145,420
     Accrued liabilities                                       545,682        709,840

                                                       -------------------------------
          TOTAL CURRENT LIABILITIES                          2,076,917      1,975,339

Long-term debt, less current maturities                      1,788,090      1,433,049
Put option obligations                                               -        385,000
Deferred taxes                                                  83,000         83,000

Stockholders' equity
     Common stock, par value $.01 per share.
       Authorized 5,000,000 shares; issued
       and outstanding, 2,347,240 shares                        23,472         23,472

     Additional paid-in capital                              4,769,268      4,769,268
     Retained earnings                                         397,193        177,702

                                                       -------------------------------
          TOTAL STOCKHOLDERS' EQUITY                         5,189,933      4,970,442

                                                       ===============================
                                                     $       9,137,940  $   8,846,830
                                                       ===============================


                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       FOR THE THREE MONTH             FOR THE NINE MONTH
                                          PERIOD ENDED                    PERIOD ENDED
                                            APRIL 30                       APRIL 30
                                     --------------------------------------------------------
                                        1997            1996           1997          1996
Net sales                            $ 2,459,363    $ 2,538,065    $ 8,256,987    $ 8,364,100
Cost of sales                          1,384,546      1,275,033      4,621,468      4,343,665
                                     --------------------------     -------------------------

          GROSS PROFIT                 1,074,817      1,263,032      3,635,519      4,020,435

Operating expenses:
     Selling, service, general           796,747        805,671      2,518,813      2,432,572
      and administrative
     Research, development and           126,219        205,033        529,484        646,640
      engineering
     Amortization of intangibles          27,841         24,154         83,173         69,346
                                     --------------------------     -------------------------
                                         950,807      1,034,858      3,131,470      3,148,558
                                     --------------------------     -------------------------

          EARNINGS FROM OPERATIONS       124,010        228,174        504,049        871,877

Interest expense                         (53,272)       (24,182)      (154,926)       (60,387)
Other income (expense), net               (7,163)        16,544           (725)        53,051
                                     --------------------------     -------------------------
       NET EARNINGS BEFORE                63,575        220,536        348,398        864,541
        INCOME TAXES

Income tax expense                       (23,590)       (81,116)      (128,907)      (324,816)
                                     --------------------------     -------------------------

NET EARNINGS                         $    39,985        139,420        219,491        539,725
                                     ==========================     =========================



NET EARNINGS PER COMMON              $       .02     $      .06     $      .09    $       .22
 AND COMMON EQUIVALENT SHARE         ==========================     =========================



Weighted average shares                2,411,714      2,430,597      2,440,501      2,431,411
outstanding                          ==========================     =========================











                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTH PERIOD
                                                            ENDED APRIL 30
                                                      ---------------------------

                                                          1997          1996
Increase (Decrease) in Cash
 Cash flows from operating activities:
     Net earnings                                   $      219,491 $      539,725
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
          Depreciation and amortization                    342,997        248,525
          Deferred income taxes                             20,300        (73,600)

          Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts          94,517       (378,496)
               receivable
             Increase in inventories                       (49,166)      (646,523)
             Increase in other current assets             (153,491)       (27,431)
             Increase in trade accounts payable             82,094        400,154
             Decrease in accrued liabilities              (164,158)       (46,513)
             Increase (decrease) in income taxes          (179,976)        56,709
               payable
                                                      ---------------------------
     Net cash provided by operating activities             212,608         72,550

Cash flows from investing activities:
     Decrease (increase) in other assets                   (20,489)           487
     Purchase of equipment and software development       (441,678)      (551,377)
     Acquisition of subsidiary                                 -         (997,819)
                                                      ---------------------------

     Net cash used in investing activities                (462,167)    (1,548,709)

Cash flows from financing activities:
     Borrowings on notes payable to bank                   430,041        210,077
     Payments on long term debt                           (130,938)      (191,186)
     Proceeds from long term debt
                                                            -           1,156,348
                                                      ---------------------------

     Net cash provided by financing activities             299,103      1,018,891
                                                      ---------------------------

Net increase (decrease) in cash                             49,544       (457,268)

Cash at beginning of period                                 57,737        540,044
                                                      ---------------------------

Cash at end of period                               $      107,281 $      82,776
                                                      ===========================


  Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                       $      161,831 $      60,387
     Income taxes                                   $      283,895 $     341,706



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

NOTE 2.  INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                     APRIL 30, 1997       JULY 31, 1996
                                      (UNAUDITED)
     Raw Materials                    $ 855,535             $ 867,912
     Work in Progres                    492,061               367,629
     Finished Goods                     939,316               916,400
                                  ----------------------------------------
                                      2,286,912             2,151,941
     Less allowance for                 279,322               193,517
     obsolescence
                                  ========================================
                                     $2,007,590            $1,958,424
                                  ========================================


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

RESULTS OF OPERATIONS
Sales
   Net sales decreased to $2,459,363 for the quarter ended April 30, 1997 from $2,538,065 for the same period last year. This is a decrease of $78,702 or 3% from the prior year's third quarter results. Net sales for the nine month period ending April 30, 1997 were $8,256,987 compared to $8,364,100 in the same period of fiscal 1996. This is a decrease of $107,113 or 1% from the prior year's first nine months.

   The decreased sales in the quarter are the result of lower sales volume in the U.S. and Canadian forestry markets and the U.S. waste market as compared to last year's third quarter. The reduced sales activity in the U.S. and Canadian markets reflects continuing industry weakness among customers in the pulp industry and reduced capital spending in the waste industry. These decreases were partially offset by incremental sales resulting from the inclusion of Evergreen Weigh which was acquired in April 1996.

   Management expects the current levels of activity in the forestry and waste markets to continue for the near term.

Gross Profit
   Gross profit for the quarter was $1,074,817 compared to $1,263,032 in the third quarter last year. This is a decrease of $188,215 or 15% from the prior year's third quarter results. Gross profit for the nine month period ending April 30, 1997 was $3,635,519 compared to $4,020,435 in the same period of fiscal 1996. This is a decrease of $384,916 or 10% from the prior year's first nine months.

   Gross profit as a percentage of sales was 44% in this year's third quarter as compared to 50% in last year's third quarter. For the nine month period ending April 30, 1997 gross profit as a percentage of sales was 44% as compared to 48% recorded in the first nine months of last year.

   The reduced gross margin percentage is the result of increased price competition on traditional products in existing markets, a shift in product mix in the quarter to products with lower average margins and reduced manufacturing utilization rates.

   In future periods, management expects gross profit margins will continue to be pressured by market competition and be impacted by anticipated increased sales, as a share of total sales, of newly acquired products.

Selling, General and Administrative Expenses
   SG & A expenses decreased to $796,747 for the quarter ended April 30, 1997 from $805,671 for the same period last year. This is a decrease of $8,924 or 1% from the prior year's third quarter. SG &

   A expense as a percentage of revenue was 32% in both this year's third quarter and the third quarter of last year. SG & A expenses for the nine month period ending April 30, 1997 were $2,518,813 as compared to $2,432,572 in the same period of fiscal 1996. This is an increase of $86,241 or 4%. For the nine month period of 1997 SG & A expenses were 31% as a percentage of revenue as compared to 29% during the first nine months of fiscal 1996. The reduced expense level in the quarter is the result of a reimbursement of professional service fees and spending controls put in place to bring costs in line with the reduced sales.

Research, Development and Engineering Expenses
   RD & E expenditures decreased to $126,219 for the quarter ended April 30, 1997 from $205,033 for the same period last year. This is a decrease of $78,814 or 38% from the prior year's third quarter. RD & E expenses as a percentage of revenues decreased to 5.1% from 8.1% in the same quarter of last year. RD & E expenditures were $529,484 for the nine month period ending April 30, 1997 as compared to $646,640 in the same period of 1996. This is a decrease of $117,156 or 18% from the same period of fiscal 1996. This reduced spending rate reflects a return to more modest product development investment after several years of accelerated spending. The company expects future RD & E spending to be at rates lower than those of recent years.

Intangibles
   The amortization of intangibles increased to $27,841 for the quarter ended April 30, 1997 from $24,154 for the same period last year. This is an increase of $3,687 or 15% from the prior year's third quarter. For the nine month period ending April 30, 1997, amortization of intangibles was $83,173 as compared to $69,346 in the same period of last fiscal year. This is an increase of $13,827 or 20% from the prior year's nine month period. This increase reflects the amortization of intangibles associated with acquisitions made in 1996.

Interest Expense and Other Income/Expense,(net)
   Interest expense increased to $53,272 for the quarter ended April 30, 1997 from $24,182 for the same period last year. This is an increase of $29,090 or 120% from the prior year's third quarter. For the nine month period ending April 30, 1997 interest expense was $154,926 as compared to $60,387 in the same period of last fiscal year. This is an increase of $94,539 or 157% from the prior year's nine month period. The increased interest expense is the result of increased expense from the debt incurred in the Evergreen Weigh acquisition and from increased working capital needs.

   Other expense, net was $7,163 in the third quarter as compared to Other income, net of $16,544 in last year's third quarter. This is an income decrease of $23,707 from the prior year's third quarter. Other expense, net for the nine month period ending April 30, 1997 was $725 as compared to income of $53,051 in the same period of last fiscal period. The reduced income in this year's third quarter is the result of receiving a one time benefit from a bad debt settlement in last year's quarter and a reduced volume of vendor discounts on purchases made by the Company in this year's third quarter.

Income Tax Expense
   Income tax expense decreased to $23,590 for the quarter ended April 30, 1997 from $81,116 for the same period last year. This is a decrease of $57,526 or 71% from the prior year's third quarter. For the nine month period ended April 30, 1997 income tax expense was $128,907 as compared to $324,816 in the same period of last year. This is a decrease of $195,909 or 60%. The decreased expense reflects the lower pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION
Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES
The Company's line of credit of $2,000,000 was extended with U.S. Bank of Washington effective November 30, 1996. The new line of credit was renewed for $2,000,000 and is for a two year term ending November 1998. As of April 30, 1997, the Company had outstanding borrowings of $988,090 under the line of credit.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs.

PUT OPTION OBLIGATIONS
The liability associated with the company's agreements to repurchase 77,000 shares of the Company's stock upon exercise of the remaining put options, is included in the liability section of the Company's balance sheet as of April 30, 1997.



                           PART II. OTHER INFORMATION


ITEM 1  --  LEGAL PROCEEDINGS
In July 1996 the Company initiated a lawsuit in U.S. district court against a competitor to overturn a patent that the Company believed to be unenforceable. The competitor answered the claim and counter-claimed for patent infringement seeking unspecified monetary damages and injunctive relief.

In June 1997 both of these actions were withdrawn. The Company and the competitor reached a mutually agreeable settlement which includes the awarding to the Company the right to make, use and sell products covered by the patent which was the subject of the legal action.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits to Part II
      Exhibit 27  Financial Data Schedule

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



                                                     SI TECHNOLOGIES, INC.





                       June 12, 1997                     /S/ Rick A. Beets
                                         ---------------------------------
                                                             Rick A. Beets
                                                      President, CEO & CFO
                                 (Principal Executive & Financial Officer)

                                   Exhibit Index

27      Financial Data Schedule