Form 10KSB
period 1997-07-31
STRUCTURAL INSTRUMENTATION INC
filed 1997-10-29
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File Number 0-12370
July 31, 1997

                              SI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                        95-3381440
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                4611 South 134th Place, Tukwila, Washington 98168
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (206) 244-6100
   --------------------------------------------------------------------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g):

                    Common Stock, par value $.01 per share
        -----------------------------------------------------------------
                                (Title of Class)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes [ X ]  No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        Issuers revenues for most recent fiscal year $12,894,711.

        The number of shares outstanding of each of the issuer's classes of common stock is 2,347,240 (as of October 8, 1997).

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $4,974,610 (as of October 8, 1997).


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 22, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a rapidly growing designer, manufacturer and marketer of equipment and engineered systems that enhance the processing, handling, movement and transportation of goods and materials. The Company's products include dynamic and stationary weighing systems, load handling and moving systems, measurement devices, instrumentation and operations information systems. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, automotive, aviation, construction, forestry, freight transportation, maritime, mining, and waste management.

In recent years, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in the $30-billion industrial weighing and material handling equipment industry. Driving SI's business expansion are both an aggressive internal product development program and the acquisition of businesses with technology and revenue synergy.

The Company was incorporated in California on May 29, 1979 as IDEA, Invention, Design, Engineering Associates, Inc. and was reincorporated in Delaware on April 20, 1983. In February 1996 the Company changed its name to SI Technologies, Inc. The name SI Technologies serves to preserve a loyal customer following in the Company's dynamic weighing systems business while at the same time representing the broader technologies and business interest of the Company.

The Company's principal executive offices and headquarters are located at 4611 South 134th Place, Tukwila, Washington. Headquarters communication information is as follows: telephone, (206) 244-6100, fax, (206) 246-7195, e-mail address, sitech@sitechnologies.com, web site for weighing systems, www.sitechnologies.com, web site for AeroGo subsidiary, www.aerogo.com.



BUSINESS STRATEGY

The Company aspires to become a leading provider of manufactured equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through acquisition of complementary product and service lines as an industry consolidator in the $30 billion industrial weighing and material handling equipment industry. SI Technologies has experienced significant growth since 1990 through a combination of internal growth and strategic acquisitions.

Internal Growth

The Company expects to continue generating organic growth through internal product development, entrance into new markets and geographic expansion. In the past several years, internal investment has been focused on expansion of the weighing system product line and installation of a company-wide marketing information system. In 1998, the Company expects to shift its product development focus to certain opportunities in the load handling and moving product line.

Acquisition Strategy

SI Technologies pursues a strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. SI Technologies believes it is one of the few domestic acquirers and consolidators of businesses in those markets. In general, the Company pursues the acquisition of businesses that meet the following criteria.

        * Well-managed, typically privately held, domestic companies serving niche industrial markets.

        * Products utilizing technology compatible with SI core technologies.

        * Significant installed product base and successful operating history.

        * Complementary products and services that offer cross-selling opportunities.

        *       Potential for international business expansion.

        *       Predictable cash flow and earnings potential.

SI believes its consolidation strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant cost, merging MIS systems, consolidating company service providers and economies of scale. Past the early stages of assimilating acquired companies, SI expects to capitalize on revenue synergies developed through cross-selling, joint market development, and sharing and integration of technology across product lines.

The Company intends to finance acquisitions in the near term primarily with debt, relieved subsequently by capital raised through the sale of equity. As the momentum of the consolidation plan increases, the Company expects to utilize equity on an increasing basis as currency in acquisition and merger transactions.

Since 1990, SI Technologies has completed five acquisitions. The most recent of these was the purchase of AeroGo, Inc. in July of 1997. AeroGo is a leading manufacturer of load handling and moving systems.


                      Date
Acquired Company      Acquired              Primary Products      Industries Served
----------------      --------              ----------------      -----------------
Lodec, Inc.           1990                  Dynamic & Stationary  Agriculture, forestry, government
                                            Weighing Systems

Advanced Recording    1995                  On-board Computers    Transportation, distribution
Instruments, Inc.

Load Measurement      1996                  Dynamic Weighing      Agriculture, waste management
Corporation                                 Systems

Evergreen Weigh, Inc. 1996                  Dynamic & Stationary  Aviation, construction,
                                            Weighing Systems      aggregate, mining

AeroGo, Inc.          1997                  Load Handling &       Aerospace, construction,
                                            Moving Systems        automotive, maritime

-------------------------
Further acquisition detail may be found under the ACQUISITION HISTORY section.

Current Acquisition Activities

In pursuit of the Company's consolidation strategy, management is currently engaged in acquisition/merger discussions with numerous companies ranging in size from $5 million to $25 million in annual revenue. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth, and show potential for strong synergy with the Company's technology and structure.

PRODUCTS AND SERVICES

Weighing Systems

SI designs and manufactures dynamic and stationary electronic weighing systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company's weighing system products, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load handling structure, force measurement devices and instrumentation. Many manufacturers of conventional scale systems manufacture only load handling structures, outsourcing to standard industry suppliers their force measurement device and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage and believes their broad expertise can be exploited through their consolidation strategy.

Dynamic or mobile weighing systems commonly known as on-board scales are installed on transportation vehicles and material handling equipment to inform operators, and record for operations management; gross vehicle, axle group, payload, and incremental pick-up and delivery weights as the vehicle is loaded or unloaded. SI systems are available in modular kits for use on all major original equipment manufacturer (OEM) trucks, trailers, forklifts and loaders. Products are marketed under the AirScale, RouteMan, SmartPin, Trojan, TruxScale, and Tuffer trade names to the aggregate, agriculture, construction, forestry, freight transportation, mining, and waste management industries. These industries constitute the primary markets for on-board weighing systems as they often have loads that vary in weight, are difficult to estimate and fleets that load and unload in locations that are not in close proximity to conventional in-ground truck scales. The systems are utilized to increase productivity and reduce operating expense in material handling, loading and transporting operations. Depending on application, specific economic benefit is derived from reduced overweight vehicle fines and delays; reduced time loading, checkweighing and adjusting loads to maximum legal limits; reduced mileage and driving time to checkweighing locations such as commercial in-ground truck scales; immediate measurement and recording of pick-up and delivery weights; reduced equipment abuse, maintenance downtime and expense; and higher capital equipment capacity utilization.

On-board system components include a microprocessor-based electronic meter (instrumentation) mounted in the cab of the vehicle and force measurement devices (FMDs) installed in the suspension or load lifting power system of the vehicle or material handling equipment. The meter supplies power to the FMDs, provides all operator interface and controls, processes FMD electronic signals to determine weights, and displays and records in memory weights and other inputs from the system and/or the operator. Force measurement devices employing electronic strain gage technology measure loads. The electrical resistance of FMDs changes proportionally to the load applied; thus the return signal to the meter varies by load.

The company's stationary weighing system product line consists of scales designed for numerous industrial weighing applications. Key products marketed under the trade names Lodec, Road Guardian, Road Runner and MTSERIES are permanent and portable axle scales, wheel-load weighers, canister load cell systems and heavy-capacity platform scales. Much like dynamic weighing systems, the stationary weighing systems have broad industrial application. Key markets in which these products enjoy significant market share include, aggregate, aviation, construction, freight terminals, land remediation, mining and weight enforcement. Stationary weighing systems utilize the same technology as dynamic weighing systems; however, they are designed to weigh loads in a static or stationary mode.

Load Handling and Moving Systems

Load handling and moving systems manufactured and marketed by the Company utilize both standard and highly specialized air bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air cushion devices that are used to "float" heavy loads on a thin film of air.

Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AeroGo, AeroCaster, AeroPlanks and AeroPallets, are the world leader in practical and efficient methods of rotation, alignment, transfer, location and movement of materials and products weighing from several hundred pounds to more than 6,100 tons.

The Company's load handling and moving product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of custom-engineered products. Custom-engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.

Additional examples of custom-engineered products include: automated guided vehicle systems, transporters, turntable systems, precision positioning systems, precision work holding fixtures, handling fixtures, quick die/mold changing carts, caisson manufacturing and moving systems and aircraft radar checking turntables.

SI load handling and moving products commonly represent significant economic benefit in comparison to conventional material handling equipment through lower capital investment in site preparation and system installation, greater operating efficiencies based on system versatility (not limited to following rails or tracks). They often become the most viable means for handling extreme applications involving very heavy loads and precision movement.

Force Measurement Devices and Instrumentation

Force measurement devices (FMDs), a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, FMDs measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment. SI instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

Operations Information Systems

Operations information systems, composed of on-board vehicle/equipment computers and base operation hardware and software, develop information used to manage and improve the performance of material handling and transportation operations. System utilization benefits include increased operations efficiency, lower equipment maintenance costs, better safety records, reduced manual report generation and improved customer service.



MARKETING AND SALES

The Company's products are marketed throughout the world primarily through 300 distributors and commission-based manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel including management personnel, and telemarketing operations, the

Company maintains a warehouse and service center in British Columbia, Canada and regional sales offices in Alberta, Canada; California, Indiana, Maine, Michigan, North Carolina, Oregon and Texas. Company regional sales personnel assist distributors and representatives, make direct sales call on potential customers in areas not covered by distribution, and support the Company's direct national accounts.

The Company generates leads through a full complement of marketing practices including advertisement in industry publications, direct mail advertising, direct fax advertising, trade show participation and telemarketing. Headquarters personnel initiate the Company's sales process on all inquiries by providing the inquirer with information on Company products and services and qualifying the lead. After qualification, inquiries are either maintained in sales for follow-up by Company sales personnel and distribution, or dispatched to engineering for design, cost estimating and preparation of price quotations or bid packages.

Due to the Company's mix of standard off-the-shelf products and custom-engineered products the time period between initial inquiry, purchase order receipt and shipment varies widely. Standard product orders are normally shipped within one to three days of purchase order receipt at published prices and with trade terms of FOB factory and 30 days net. Engineered products and projects are subject to specific contract terms negotiated between the Company and customer. Typically, contract terms provide for progress payments, provision for change orders and, on longer-term projects, provision for inflation-based price adjustment.

All sales outside of the US and Canada are either US dollar denominated or payable in currencies with fixed exchange rates against the dollar. The majority of the Company's foreign sales are secured by irrevocable letters-of-credit drawn on major commercial banks. On certain projects, the Company provides complete site preparation, system installation, start-up and customer training services. In this capacity, from time to time, the company serves as contractor on a time and material basis.



MARKET CONDITIONS AND COMPETITION

Market Conditions

Worldwide capital expenditures for weighing and material handling equipment and systems have averaged about $30 billion in recent years, with domestic spending accounting for approximately 30% of the total. The industry is mature and overall growth is negligible. Although the overall industry is mature, the Company believes their unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry. Additionally, the high fragmentation of the industry provides similar opportunities for execution of the Company's consolidation acquisition strategy.

Product uniqueness (niche products) is a competitive advantage for SI. Manufacturers of conventional mature products competing for market share with non-differentiated products normally compete primarily on product price and availability. SI's unique products such as dynamic weighing and air-bearing load handling and moving systems frequently compete within the industry as substitute products or as an alternative means for meeting the customers' needs. As a result of this high level of product differentiation and the application versatility of SI's unique products, the Company believes demand for SI products is more elastic than demand for conventional products within the industry. Also, as expected with highly differentiated products, SI products have historically produced gross margins higher than the industry average.

Market diversity is a growing competitive advantage for SI. Over the past eighteen months, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company's traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh and Load Measurement Corporation, cross-selling of products and integration of the sales organizations have steadily increased revenues in the aggregate, agriculture, aviation, construction and mining industries. With the acquisition of AeroGo late in fiscal 1997, the Company has further expanded its market diversity and potential for revenue synergies. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 41% of inventory in finished goods. While the Company manufacturers the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

Competition

Competition in the weighing and material handling equipment and system industry is extremely fragmented with approximately 5,000 manufacturers and a greater number of distributors and service companies. To the Company's knowledge, there are no competitors with the same product mix as SI. Direct competitors (competing head to head with similar products) normally compete on a single product line and are all smaller and have less financial resources than SI. General industry-wide competitors (competing with alternative conventional products) range from very small local companies to large international companies with greater financial resources than SI.

In the dynamic and stationary weighing systems product line, direct competitors are all smaller privately held companies. Occasionally and on specific applications, the weighing systems product line competes as an alternative product with larger companies who manufacture conventional weighing systems. These companies include Cardinal Scale Manufacturing Company, Fairbanks Scale Company, Mettler-Toledo Holding, Inc. and Weigh-Tronix, Inc. Competition among larger manufacturers of conventional weighing systems due to lack of product differentiation is principally based on price, local dealer trade area presence and relationships, and product availability.

Competition in load handling and moving products is similar to weighing system products. In the air and water bearing product line, all competitors are smaller privately held companies with less financial resources than the Company. Direct competitors include, Airfloat, Hovair, and Aircaster. In custom-engineered products and projects, the Company normally competes as a substitute or alternative product versus conventional material handling equipment manufactured by companies ranging in size from much smaller to significantly larger than the Company.

International markets vary widely in competitive issues. In some countries, price competition is more intense than in North America, while in others, prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, thus price competition is less intensive. As a result of product uniqueness, innovative design solutions, quality of product and dependability, SI products and services are frequently sold in situations where the Company is not the low bidder.

Significant Customers

Historically the Company's primary customers have been transportation, agriculture, forestry, waste management and general industrial companies. Through the acquisition of Evergreen Weigh and AeroGo, the Company's customer base has expanded to include the aerospace, aggregate, automotive, aviation, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Chrysler, Continental Airlines, Ford, Hyundai, Lockheed, Michelin, Mitsubishi, NASA, Paccar, Safeway, Waste Management and Weyerhaeuser.

While a significant portion of the Company's annual revenues represent repeat business from its customers, no individual customer represents 10% or more of the Company's revenues on an on-going basis. However, from time-to-time, a specific engineered products project may exceed 10% or more of the Company's revenue and for the financial period in which the project is completed an individual customer may represent 10% or more of the Company's revenue. Completion of an approximate $1.7 million project with Hyundai Construction in July following the acquisition of AeroGo represented such an occurrence in 1997. As a result, Hyundai Construction represented 13% of the Company's revenues in fiscal 1997.


ACQUISITION HISTORY

Acquisition of Lodec, Inc.

In March 1990, the Company acquired Lodec, Inc., a Washington corporation. As a manufacturer of dynamic and stationary weighing systems, Lodec was a direct competitor of the Company at the time of acquisition. Lodec's primary product at the time of acquisition was an on-board weighing system. On-board weighing systems, which are designed and built to be installed in the suspension of industrial vehicles and material handling equipment, provide user operations with accurate incremental loading and delivery weight information. The use of on-board scales allows fleet operations to load maximum legal weights at remote locations and provide a record of changes in payload weights without the necessity of driving to commercial truck scales between loading and unloading locations. The acquisition of Lodec increased the Company's market share in on-board weighing systems, expanded the product line through the addition of Lodec stationary and portable axle scales, and brought the Company an international dealer organization in Latin America, Europe, and Asia. In January of 1991, the Company consolidated all Lodec operations into the corporate operation in Tukwila, Washington.

Asset Purchase from Advanced Recording Instruments, Inc.

In October 1995, the Company purchased the assets of Advanced Recording Instruments, Inc. (ARI). The asset purchase included the ARI on-board recorder and operations information system product lines, all related technology, trade names, inventory and fixed assets. ARI products, composed of on-board vehicle/equipment computers and base operation hardware and software, develop information used to manage and improve the performance of material handling and transportation operations. System utilization benefits include increased operations efficiency, lower equipment maintenance costs, better safety records, reduced manual report generation and improved customer service. Acquisition of the ARI product line strengthened the Company's ability to serve a growing customer demand for operations information useful for improving the performance of material handling and transportation operations.

Acquisition of Evergreen Weigh, Inc.

In April 1996, the Company acquired Evergreen Weigh, Inc. (EW), a Washington corporation. Evergreen Weigh is a manufacturer of dynamic and stationary weighing systems. Evergreen's primary products include weigh-in-motion on-board scales for material handling equipment, axle scales and wheel-load weighers. One of Evergreen's most notable products, the MT series mining truck scale, is a portable aluminum-alloy axle scale capable of weighing up to one million pounds. The proprietary load handling design and manufacturing techniques used in production of this unique scale make EW a world leader in high-capacity off-road weighing applications. Key markets served by Evergreen products include the heavy construction, quarry, mining, aviation and transportation industries. The acquisition of Evergreen Weigh expanded the Company's product line and increased the number of markets in which the Company sells products. SI and EW sales organizations began cross-selling immediately following the acquisition and merged into one integrated sales organization in early 1997. Evergreen Weigh operations were consolidated into the Company's Tukwila operation in June of 1997.

Asset Purchase from Load Measurement Corporation

In June 1996, the Company purchased the assets of Load Measurement Corporation
(LMC). The asset purchase included the LMC on-board weighing system product lines, all related technology, trade names and inventory. LMC products are designed for and marketed primarily to the agriculture industry.

Acquisition of AeroGo, Inc.

In July of 1997 the Company acquired AeroGo, Inc. a Washington corporation. AeroGo is a world leader in the design and manufacture of load handling and moving systems. AeroGo products utilizing both standard and highly specialized air bearing movement systems are marketed chiefly to aerospace, automotive, construction, maritime and general industry. Air bearings are air cushion devices that are used to "float" heavy loads on a thin film of air. In addition, the Company manufactures water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. AeroGo load handling and moving technology has excelled in practical and efficient methods of rotation, alignment, transfer, location and movement of materials and products weighing from hundreds of pounds to more than 6,100 tons.

AeroGo's expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, and step conveyors. The Company's air bearing systems are designed to move very heavy loads with extreme precision. In addition, the Company manufactures a line of rugged, industrial, off-the-shelf air cushion devices that allow a single person to easily and safely move loads weighing many tons. AeroGo equipment routinely moves manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. Various specialized systems designed and manufactured by the Company are currently being used to move 100,000-pound dies, launch ships, move 4,500-ton stadium sections, and transport aerospace booster rockets.

AeroGo's technology allows extremely heavy loads to be moved over factory floors and other surfaces without the use of more expensive overhead cranes, or the engineering and construction costs required to install highly specialized, but much less practical, mechanical systems. AeroGo equipment allows companies to build large structures on an assembly line, and then move them in an omni-directional path on a nearly frictionless film of compressed air.

In October 1997, the Company consolidated the manufacture of all Company-fabricated products into the AeroGo operation in Tukwila, Washington.

Research & Development

The Company conducts ongoing research and development to refine and improve its existing product line and to develop new products. Research and development expenses were approximately $802,427 in the fiscal year ended July 31, 1997 as compared with $1,171,792 and $970,547 in the fiscal years ended July 31, 1996 and 1995, respectively. In recent years, the company has focused the majority of its development resources on the extension of the weighing system product line. In the near term, a higher percentage of these resources will be shifted to focus on expansion of the load handling and moving product line. The Company considers continuing product development to maintain the competitive advantage of product differentiation a key component of the Company's internal growth plan.

Backlog

At July 31,1997 the company's backlog was $2,169,317, compared with $739,424 on July 31, 1996. The Company's backlog consists of written orders and commitments believed to be firm and shippable in fiscal 1998, and in comparison to 1996 includes backlog attributable to AeroGo. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between SI and the customer. Therefore, backlog on any specific date may not be reflective of the Company's future performance.

Employees

At July 31, 1997 the Company employed approximately 150 full-time personnel.

Sources of Supply

The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

Patents and Trademarks

The Company holds eight patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 2004 to 2016. Currently the Company has five patents pending approval. The company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.



FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Products manufactured and marketed by the Company are sold worldwide. Net export sales by geographic region are as follows:

                                               1997              1996                 1995
                                            ----------        ----------           ----------
Americas                                    $2,431,000        $2,751,000           $3,020,000
Asia/Pacific                                $2,346,000        $  497,000           $  626,000
Europe/Africa                                  620,000           687,000              407,000
                                            ----------        ----------           ----------
                                            $5,397,000        $3,935,000           $4,053,000
                                            ==========        ==========           ==========

ITEM 2.  PROPERTIES

The Company leases the following properties. 1) A 30,000 square-foot facility in an industrial area of Tukwila, Washington (a suburb of Seattle), which houses both its corporate offices and the operations of the weighing systems business. This lease expires in April of 1998. 2) A 55,000 square-foot facility in a commercial area in Tukwila, Washington, which houses the AeroGo operation. This lease expires in April 1999. 3) A 11,000 square-foot facility in Lynwood, Washington, which housed the Evergreen Weigh operation prior to consolidation into the Tukwila facility. This lease expires in January 1998. 4) A 3,000 square-foot facility in Kelowna, British Columbia, Canada, which functions as a sales office, warehouse and service center. 5) A 4,000 square-foot manufacturing facility in Seattle that served as a fabrication facility prior to consolidation of the manufacture of all SI-fabricated products into the AeroGo facility. The Company is currently attempting to sub-lease this facility, which has a lease expiring in July 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

As of October 8, 1997, there were 229 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared or paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 1997 and fiscal 1996:

                          Price Range of Common Shares

                             1997                                1996
                      -------------------                 -------------------
                      HIGH           LOW                  HIGH           LOW
                      -----         -----                 -----         -----
     1st Quarter      3 1/2         2 3/8                 5 3/4         3 1/2
     2nd Quarter      3 3/8         2 1/8                 5 1/2         3 1/4
     3rd Quarter      2 3/4         1 1/2                 4 1/2         3 5/8
     4th Quarter      4 5/8         1 7/8                 4 1/8         2 5/8


Dividend Policy

        The Company has never declared or paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and or paying cash dividends on its capital stock under the terms of certain indebtedness.



                              SI TECHNOLOGIES, INC.
                      Selected Consolidated Financial Data
                               Year ended July 31

                             1997             1996             1995            1994               1993
                          -----------      -----------      ----------      ----------         -----------
Net Sales                 $12,894,711      $11,087,537      $9,816,011      $8,288,058         $ 7,996,627
Net Earnings
   (loss)                     582,685          581,189         510,465         227,068(1)         (182,968)
Net Earnings (loss)               .24              .24             .21             .09(1)             (.08)
   per share
Weighted average            2,456,047        2,426,088       2,431,069       2,494,331           2,407,678
   no. of shares
   outstanding
Total Assets               16,397,116        8,846,830       6,747,068       6,676,242           7,542,214
Long-Term debt, less
   current portion          3,936,636        1,433,049          53,729         217,529             379,120
Other long-term               178,300          468,000         407,200         412,400                 ---
   obligations

(1) Includes cumulative effect on prior years of change in accounting principal ($120,000 or .05 per share).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated. Since 1990 the Company has acquired five businesses. As a result of the impact of these acquisitions, and the integration of the acquired operations on the Company's business, results of operations for prior periods are not necessarily comparable with or indicative of operations for current or future periods.

Due to the recent acquisition of AeroGo, a higher percentage of the Company's revenues in future periods will result from long-term contracts. The Company records revenues from long-term contracts using the percentage-of-completion method. Using this method, the Company recognizes revenues based on the percentage that incurred costs bear to the total estimated costs at completion. On contracts extending over more than one fiscal period, analysis of cost and profits are made periodically and revisions are reflected in the accounting period in which adjustments are determined to be appropriate. Historically, AeroGo has experienced quarterly fluctuations in operating results, partially as a result of customer budgetary and procurement processes. Typically, SI's core weighing systems business, due to the seasonality of key markets and the AeroGo business, due to customer budget timing, have experienced greater revenues and net income in the second, third and fourth quarters than in the first quarter.


                                                                                    Percentage
                                                 Year ended July 31,             Increase (Decrease)
                                                                                   1997       1996
                                                                                    VS.         VS.
                                            1997         1996         1995         1996        1995
                                           -----        -----        -----         ----        ----
Revenue                                    100.0%       100.0%       100.0%        16.3        13.0

Cost of revenues                            55.5         52.0         51.7         23.9        13.8
                                           -----        -----        -----

Gross profit                                44.5         48.0         48.3          8.1        12.1

Selling, general and administrative         27.8         27.6         29.0         17.1         7.6

Research, development and                    6.2         10.6          9.9        (31.5)       20.7
engineering

Amortization of intangibles                  1.0           .9          1.3         29.8       (25.8)
                                           -----        -----        -----

Operating expenses                          35.0         39.1         40.2          4.2         9.8

Operating profit                             9.5          8.9          8.1         24.9        23.6

Interest expense                            (2.3)        (1.0)        (1.2)       159.1        (5.4)

Other income/expense, net                    -             .5           .2           NM       196.2
                                           -----        -----        -----

Earnings before income tax                   7.2          8.4          7.1           .3        33.3

Income tax                                  (2.7)        (3.2)        (1.9)          .5        86.4

Net earnings                                 4.5          5.2          5.2           .3        13.9
                                           =====        =====        =====
NM:  Not Meaningful

RESULTS OF OPERATIONS

REVENUES

Revenues for the year ended July 31, 1997 increased 16% to $12,894,711, from $11,087,537, for the year ended July 31, 1996. Revenues from new weighing systems and load handling and moving products, and increased sales to new markets for weighing systems more than offset decreased weighing system sales to the Company's traditionally strong forestry and waste management markets. Prior to recent product line and customer base expansion, nearly 70% of the Company's revenues were generated in the forestry and waste management industries. Since early 1996, both of these industries have decreased capital equipment expenditures as a direct result of declining pulp prices. The decline of pulp prices from approximately $1,200 per ton in early 1996 to the current level of approximately $350 per ton has sharply affected the profitability of pulp producing forestry operations and the recycling operations of waste management companies. To address profitability issues, both industries have entered into a period of capacity consolidation. The Company does not anticipate a significant increase in capital spending in these industries in fiscal 1998.

The April 1996 acquisition of Evergreen Weigh expanded the Company's weighing systems product line and created significant cross-selling and product-bundling opportunities in several new markets including the aviation, aggregate and mining industries. As a result, 1997 revenues benefited from growth of Evergreen Weigh and traditional SI products in these markets. Current year revenues additionally reflect full-year contribution of Evergreen Weigh sales in comparison to four months in 1996 following the acquisition. The July 1997 acquisition of AeroGo further expanded the Company's product line and customer base in accordance with its consolidation growth strategy. The acquisition represents the Company's entrance into the material handling equipment industry with AeroGo load handling and moving equipment and systems. Traditionally, significant markets for load handling and moving products include the aerospace, automotive, construction, and maritime industries. Current year revenues benefited from approximately $2.2 million in AeroGo sales following the acquisition. Continued execution of the Company's consolidation strategy is expected to further diversify the Company's product line and customer base thereby minimizing revenue dependency on any given industry.

Revenues for 1996 increased 13% or $1,271,526 over 1995 revenues of $9,816,011. Increased sales of new products developed internally for state department of transportation weight enforcement programs and general freight industries, and new products and new markets from the acquisition of Evergreen Weigh were significant contributors to this growth. Results for 1996 included approximately $800,000 in Evergreen Weigh revenues following the April 1996 acquisition.

International sales accounted for 42% and 36% of total Company sales in 1997 and 1996 respectively, and 41% of sales in 1995. Canadian sales are transacted in Canadian dollars. International sales outside of Canada are transacted in U.S. dollars. Due to negligible fluctuation of the Canadian dollar exchange rate, there has not been a significant impact on the financial statements for foreign currency exchange.

GROSS PROFIT

Gross profit for the year ended July 31, 1997 increased 8% to $5,745,036, from $5,316,227 for the year ended July 31, 1996. This increase in gross profit is directly attributable to higher sales volume. The corresponding gross margins for the periods were 44.5% and 48.0%, respectively. The decrease in gross margin resulted from increased price pressure for products serving the forestry and waste management industries and start-up efficiencies associated with relocating the manufacture of Evergreen Weigh products into the Company's primary manufacturing facility.

Gross profit for the year ended July 31, 1996 increased 12% to $5,316,227 from $4,743,188 for the year ended July 31, 1995. Increased gross profit resulted from increased sales volume. Corresponding gross margins for the periods were 48.0% and 48.3%, respectively. Variations in gross margin reflect varying product mixes and the costs of bringing new products into production during the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended July 31, 1997 and 1996 were $3,586,262 and $3,061,989, respectively. This 17% increase is related primarily to the inclusion of Evergreen Weigh operations for a full-year in 1997 as compared to four months in 1996 following the April 1996 acquisition, and AeroGo operations for one month following the July 1997 acquisition.

Selling, general and administrative expenses for the years ended July 31, 1996 and 1995 were $3,061,989 and $2,844,831, respectively. This 8% increase resulted from increased investment in the field sales organization and the inclusion of Evergreen Weigh operations for four months following the April 1996 acquisition. These year-over-year expense increases were partially offset by lower professional service fees in 1996, as compared to 1995.

RESEARCH AND DEVELOPMENT EXPENSES

Research, development and engineering expenses for the years ended July 31, 1997 and 1996 were $802,427 and $1,171,792, respectively. Expenses decreased 32% year-over-year as the Company completed several product development projects early in 1997. In recent years, the Company has focused the majority of its development resources on expansion of the weighing and operations information system products. In the near term, this focus will be redirected to certain product development opportunities in the load handling and moving product line.

Research, development and engineering expenses for the years ended July 31, 1996 and 1995 were $1,171,792, and $970,547, respectively. Expenses increased 21% in 1996 as compared to 1995 due to initiation of several projects in 1996.

AMORTIZATION EXPENSE

Amortization expense was $125,598 and $96,774 for the years ended July 31, 1997 and 1996, respectively. The increase was primarily a result of the acquisitions of Evergreen Weigh and AeroGo. Amortization expense for the year ended July 31, 1995 was $130,443.

INTEREST AND OTHER INCOME/EXPENSE

Interest expense for 1997 increased $178,753, to $291,108, from $112,355 in 1996. This increase in interest expense reflects the costs of the additional borrowings required to finance the Evergreen Weigh and AeroGo acquisitions. Interest expense in 1995 was $118,754.

Other income(expense), net resulted in an expense of $5,956 in 1997 as compared to an income of $57,288 in 1996. In 1996, other income, net increased $37,945, to $57,288, from $19,343 in 1995. 1996 other income, net included the non-recurring recovery of a previously written off bad debt.

INCOME TAXES

Income tax expense for the years ended July 31, 1997 and 1996 was $351,000 and $349,416, respectively. The Company's effective tax rate in 1997 was 37.6% as compared to 37.5% in 1996. The effective tax rate of 37.6% exceeds the U.S. federal corporate income tax rate of 34% due primarily to the amortization of intangible assets that are not deductible for income tax purposes and due to state income taxes.

Income tax expense in 1996 of $349,416 increased 86% as compared to $187,491 in 1995. The increase resulted from increased pre-tax income and an increase in the Company's effective tax rate due to the depletion of prior year tax credits. The Company's effective tax rate in 1996 was 37.5% as compared to 26.9% in 1995.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997 the Company's cash position was $128,051 compared to $57,737 at July 31, 1996. Typically, the Company maintains minimal cash balances. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital decreased to $433,493 at July 31, 1997 from $2,544,298 at July 31, 1996. The decrease reflects the $3,000,000 short term financing recorded as a current liability associated with the acquisition of AeroGo, Inc.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash provided by operations in 1997 was $169,600. During 1996 cash provided by operations was $121,626.

The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $250,000 in 1998 as compared to $364,000 in 1997. Excluding payments under the Company's line of credit, principal payments made under notes payable totaled approximately $1,031,000 for the year ended July 31, 1997. In 1998, approximately $3,393,000 in principal will be due on notes payable.

In July 1997, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisition of AeroGo, Inc. This agreement included an increase to the Company's existing line of credit from $2,000,000 to $4,000,000, a one year note in the amount of $3,000,000 and a seven year note in the amount of $1,900,000. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,200,000 no later than July 31, 1998. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity and other covenants.

The Company's $4,000,000 line of credit, maturing November 29, 1998, continues to be extended as requested. As of July 31, 1997, the Company had borrowings of $2,174,836 under the line of credit.

The Company believes cash flow from operations, the funds available under its bank facility and the proceeds of its anticipated equity financing will be sufficient to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. Future acquisition activity may require equity capital in excess of the equity financing committed to under the Company's existing credit agreement.

ITEM 7.  FINANCIAL STATEMENTS


                                                                (Form 10-KSB)
                                                                   Pages(s)
Independent Auditors' Report ....................................     20
Consolidated Balance Sheets .....................................     21
Consolidated Statements of Earnings .............................     22
Consolidated Statement of Stockholders' Equity ..................     23
Consolidated Statements of Cash Flows ...........................     24
Notes to Consolidated Financial Statements ......................  25-33

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                              SI TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          July 31, 1997, 1996 and 1995

               Report of Independent Certified Public Accountants

Board of Directors
SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


    /s/ Grant Thornton
   ----------------------

Seattle, Washington
September 29, 1997

                     SI Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                    July 31,

                                     ASSETS


                                                                            1997               1996
                                                                        -------------       ------------
CURRENT ASSETS
   Cash                                                                 $     128,051       $     57,737
   Trade accounts receivable, less allowance
      for doubtful accounts of $117,000 in 1997
      and $174,675 in 1996 (notes A7, E and G)                              2,775,658          2,068,216
   Inventories (notes A2, C, E and G)                                       3,071,971          1,958,424
   Deferred tax asset (note K)                                                262,100            309,300
   Refundable income taxes                                                    702,545                  -
   Other current assets                                                       222,221            125,960
                                                                        -------------       ------------

             Total current assets                                           7,162,546          4,519,637

PROPERTY AND EQUIPMENT, less accumulated depreciation and
   amortization (notes A3, D, E and G)                                      1,161,131            821,529

OTHER ASSETS
   Intangible assets, net (note A4)                                         7,495,313          3,250,289
   Other (note A5)                                                            578,126            255,375
                                                                        -------------       ------------

                                                                          $16,397,116         $8,846,830
                                                                        =============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Note payable to bank (note E )                                         $ 3,000,000    $              -
   Current maturities of long-term debt                                       392,800            155,938
   Put option obligations (note H)                                            385,000                  -
   Trade accounts payable                                                   1,904,668            964,141
   Income taxes payable                                                             -            145,420
   Accrued liabilities (note F)                                             1,046,585            709,840
                                                                        -------------       ------------

             Total current liabilities                                      6,729,053          1,975,339

LONG-TERM DEBT, less current maturities (note G)                            3,936,636          1,433,049

PUT OPTION OBLIGATIONS (note H)                                                     -            385,000

DEFERRED TAXES (note K)                                                       178,300             83,000

COMMITMENTS AND CONTINGENCIES (notes I and N)                                       -                  -

STOCKHOLDERS' EQUITY (note J)
   Common stock, par value $.01 per share; authorized, 5,000,000
      shares; issued and outstanding, 2,347,240 shares                         23,472             23,472
   Additional paid-in capital                                               4,769,268          4,769,268
   Retained earnings                                                          760,387            177,702
                                                                        -------------       ------------

                                                                            5,553,127          4,970,442
                                                                        -------------       ------------

                                                                          $16,397,116         $8,846,830
                                                                        =============       =============

The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended July 31,

                                                               1997              1996             1995
                                                            -----------      -----------        ----------
Net sales (notes A7 and L)                                  $12,894,711      $11,087,537        $9,816,011
Cost of sales                                                 7,149,675        5,771,310         5,072,823
                                                            -----------      -----------        ----------

          Gross profit                                        5,745,036        5,316,227         4,743,188

Operating expenses:
   Selling, general and administrative                        3,586,262        3,061,989         2,844,831
   Research, development and engineering                        802,427        1,171,792           970,547
   Amortization of intangibles                                  125,598           96,774           130,443
                                                            -----------      -----------        ----------
                                                              4,514,287        4,330,555         3,945,821
                                                            -----------      -----------        ----------

          Earnings from operations                            1,230,749          985,672           797,367

Interest expense                                               (291,108)        (112,355)         (118,754)
Other income (expense), net                                      (5,956)          57,288            19,343
                                                            -----------      -----------        ----------

          Net earnings before income taxes                      933,685          930,605           697,956

Income tax expense (note K)                                    (351,000)        (349,416)         (187,491)
                                                            -----------      -----------        ----------


          NET EARNINGS                                       $  582,685       $  581,189        $  510,465
                                                            ===========      ===========        ==========

           Net earnings per common and
             common equivalent share (note A8)               $      .24       $      .24        $      .21
                                                             =========        =========         =========

Weighted average shares outstanding                           2,456,047        2,426,088         2,431,069
                                                              =========        =========         =========

The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended July 31, 1997, 1996 and 1995



                                       Common stock           Additional       Retained         Total
                                   --------------------        paid-in         earnings      stockholders'
                                    Shares      Amount         capital         (deficit)        equity
                                   ---------   --------      -----------       ----------    -------------
Balance, August 1, 1994            2,497,240   $ 24,972      $ 4,920,227       $ (913,952)    $ 4,031,247

Net earnings                               -          -                -          510,465         510,465

Settlement of put option             (40,000)      (400)           7,441                -           7,041
   obligations

Purchase of common stock            (110,000)    (1,100)        (158,400)               -        (159,500)
                                   ---------   --------      -----------       ----------     -----------

Balance, July 31, 1995             2,347,240     23,472        4,769,268         (403,487)      4,389,253

Net earnings                              -          -                 -          581,189         581,189
                                   ---------   --------      -----------       ----------     -----------
Balance, July 31, 1996             2,347,240     23,472        4,769,268          177,702       4,970,442

Net earnings                              -          -                 -          582,685         582,685
                                   ---------   --------      -----------       ----------     -----------

Balance, July 31, 1997             2,347,240   $ 23,472      $ 4,769,268       $  760,387     $ 5,553,127
                                   =========   ========      ===========       ==========     ===========

The accompanying notes are an integral part of this statement.

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended July 31,


Increase (Decrease) in Cash                                      1997            1996             1995
                                                               ----------      ----------      ----------
Cash flows from operating activities:
   Net earnings                                                $  582,685      $  581,189      $  510,465
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                            494,876         353,884         288,488
         Deferred income taxes                                    171,500          70,400         (81,700)
         Changes in operating assets and liabilities:
              Decrease (increase) in trade accounts                11,720        (253,968)         93,120
                 receivable
              Decrease (increase) in inventories                  399,724        (540,349)        258,323
              Decrease in refundable income taxes                  22,431               -               -
              Decrease (increase) in other current assets         (63,993)        (32,637)         70,671
              Increase (decrease) in trade accounts            (1,179,430)        384,718          51,521
                 payable
              Increase (decrease) in accrued liabilities         (124,493)       (327,051)        257,976
              Increase (decrease) in income taxes payable        (145,420)       (114,560)        243,791
                                                               ----------      ----------      ----------

                   Net cash provided by
                      operating activities                        169,600         121,626       1,692,655
Cash flows from investing activities:
   Increase in other assets                                      (380,567)       (224,178)        (58,067)
   Purchase of property and equipment                            (363,963)       (440,912)       (124,158)
   Acquisition of subsidiaries (net of $1,159,395 cash
      acquired in 1997 and $2,181 in 1996)                     (4,840,605)       (997,819)              -
                                                               ----------      ----------      ----------

                   Net cash used in investing activities       (5,585,135)     (1,662,909)       (182,225)

Cash flows from financing activities:
   Borrowings on notes payable to bank                          3,000,000               -               -
   Borrowings (payments) on line of credit, net                   516,787         339,131        (544,147)
   Proceeds from long-term debt                                 3,000,000       1,000,000         159,500
   Payments on long-term debt                                  (1,030,938)       (280,155)       (233,880)
   Purchase of common stock                                             -               -        (159,500)
   Payments on put option obligation                                    -               -        (209,700)
                                                               ----------      ----------      ----------

                   Net cash provided by (used in)
                      financing activities                      5,485,849       1,058,976        (987,727)
                                                               ----------      ----------      ----------

Net increase (decrease) in cash                                    70,314        (482,307)        522,703

Cash at beginning of year                                          57,737         540,044          17,341
                                                               ----------      ----------      ----------

Cash at end of year                                           $   128,051     $    57,737     $   540,044
                                                               ==========      ==========      ==========
Cash paid during the year for:
   Interest                                                   $   206,569     $   105,412     $   230,173
   Income taxes                                               $   297,801     $   383,575     $    25,400

Noncash investing and financing activities:
In conjunction with the acquisition, as described in Note B, liabilities were assumed as follows:

                     Fair value of assets acquired          $   8,873,558     $ 1,455,689     $         -
                     Cash paid                                  6,000,000       1,000,000               -
                                                               ----------      ----------      ----------
                     Liabilities assumed                    $   2,873,558     $   455,689     $         -
                                                               ==========      ==========      ==========

The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SI Technologies, Inc. manufactures and markets systems that enhance the processing, handling and transportation of goods and materials. SI products, including static and dynamic weighing systems, load handling systems, measurement devices and instrumentation, and operations information systems, increase the operational control, safety, efficiency and profitability of its customers. Sales are made to customers throughout the world. A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.      Principles of Consolidation

The consolidated financial statements include the accounts of SI Technologies, Inc. (SI or Company) and its subsidiaries; AeroGo, Inc., Evergreen Weigh, Inc., AeroGo Export, Inc., IDEAutomation International, Inc. and Structural Instrumentation Manufacturing Co. (SI Manufacturing). SI Manufacturing was merged into SI effective May 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Uncompleted contracts are included in inventory at the accumulated cost of each contract not in excess of realizable value.

3.      Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Estimated service lives of property and equipment are as follows:

         Machinery and equipment                  2 to 10 years
         Motor vehicles                           3 to 5 years
         Leasehold improvements                   2 to 10 years

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

4.      Intangible Assets

Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition which are amortized using the straight-line method primarily over periods of 25 to 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $963,048 and $837,450 at July 31, 1997 and 1996, respectively.

5.      Capitalized Computer Software Costs

Capitalized computer software costs with an amortized cost of $450,700 and $252,400 at July 31, 1997 and 1996, respectively are reflected as other assets in the accompanying consolidated balance sheets. These costs are being amortized over periods ranging from one to three years. Amortization expense charged to operations relating to these costs totaled approximately $39,700, $23,700 and $1,500 for the years ended July 31, 1997, 1996 and 1995, respectively.

6.      Product Warranty

Product warranty costs are estimated and accrued at the time sales are recorded.

7.      Revenue Recognition

Sales are recorded at the time of shipment for equipment and for special orders with relatively short production time requirements. On long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated losses are recorded in total when they become evident. Accounts receivable include $346,830 and $ 0 at July 31, 1997 and 1996 respectively, of excess costs and related profits over amounts billed. Such billings are generally made and collected in the subsequent year.

8.      Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share is calculated based upon the weighted average common and common equivalent shares outstanding during the period.

9.      Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are generally translated at average exchange rates for the appropriate fiscal year. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity when significant. Transaction gains and losses are included in income and have not been significant in amount.

10.     Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.     Reclassifications

Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

NOTE B - BUSINESS COMBINATION

Effective July 1, 1997, the Company purchased 100% of the common stock of AeroGo, Inc. (AeroGo) for $6,000,000 in cash. AeroGo is engaged in the manufacture of load handling equipment. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $4,347,468 is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of AeroGo from the acquisition date, July 1, 1997.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of AeroGo as if it had occurred on August 1, 1995.

                                            (Unaudited)               (Unaudited)
                                              7/31/97                   7/31/96
                                            -----------               -----------
Net sales                                   $20,423,600               $19,578,000

Net earnings                                $   395,000               $   737,000

Earnings per share                          $       .16               $       .30

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


                        (Unaudited)      (Unaudited)
                          7/31/96          7/31/95
                        -----------      -----------
Net sales               $12,521,000      $11,920,619

Net earnings            $   566,400      $   553,348

Earnings per share      $       .23      $       .23


NOTE C - INVENTORIES

Inventories consist of the following at July 31:


                                       1997            1996
                                     ----------      ----------
Raw materials                        $1,232,294      $  867,912
Work in process                         762,426         367,629
Finished goods                        1,265,251         916,400
                                     ----------      ----------
                                      3,259,971       2,151,941
Less allowance for obsolescence         188,000         193,517
                                     ----------      ----------
                                     $3,071,971      $1,958,424
                                     ==========      ==========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:


                                     1997             1996
                                   ----------      ----------
Machinery and equipment            $2,658,362      $2,038,869
Leasehold improvements                146,526         110,747
                                   ----------      ----------
                                    2,804,888       2,149,616
Less accumulated depreciation
   and amortization                 1,643,757       1,328,087
                                   ----------      ----------

                                   $1,161,131      $  821,529
                                   ==========      ==========

NOTE E - NOTE PAYABLE TO BANK

In conjunction with the acquisition described in Note B, the Company entered into a term loan payable to a bank for $3,000,000. The loan requires monthly interest only payments until July 31, 1998 when the loan is due in full. Interest is calculated at the prime rate plus 2.5%, 3% or 3.5 % depending upon certain financial ratios of the Company (12% at July 31, 1997). Additionally, the loan is subject to yield maintenance fees of $40,000, $40,000 and $75,000 payable on January 17, 1998, April 17, 1998 and July 16, 1998 if any amounts are outstanding on the loan as of those dates. The Company has the option to convert this loan subject to the terms and conditions of the $1.9 million note payable to bank described in Note G, if the Company's funded debt ratio at June 30, 1998 is less than or equal to 1:25 to 1. The note is secured by all assets of the Company and is subject to the financial covenants described in Note G.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 31:


                                       1997           1996
                                    ----------      --------
Accrued salaries, wages and
   other compensation               $  426,209      $309,938
Product start up and warranty          265,000       284,145
   reserve
Distributor commissions                190,298             -
Customer advances in excess of
   costs incurred                       75,708             -
Other                                   89,370       115,757
                                    ----------      --------

                                    $1,046,585      $709,840
                                    ==========      ========


NOTE G - LONG-TERM DEBT

Long-term debt consists of the following at July 31:


                                                     1997            1996
                                                  ----------      ----------
Revolving line of credit with a bank for
up to $4,000,000, interest at the prime
rate plus 1%, .5% or .25% or LIBOR plus
3.25%, 2.75% or 2.5% depending on
certain financial ratios of the Company
(9.5% at July 31, 1997 and 8.5% at July
31, 1996), secured by trade accounts
receivable, inventories and certain
equipment, due November 1998                      $2,174,836      $  558,049

Note payable to bank in monthly
installments of $22,619 plus interest at
the prime rate plus 1.125%, .6875% or
 .25% or LIBOR plus 3.375%, 3% or 2.625%,
depending on certain financial ratios of
the Company (9.625% at July 31, 1997),
secured by all assets, due July 2004              $1,900,000               -

Note payable to a former AeroGo
stockholder paid in annual installments
(including principal and imputed
interest at 10%) of $144,000, due May
1999                                              $  254,600               -

Note payable to bank, paid in full July 1997               -         975,000

Other
                                                           -          55,938
                                                  ----------      ----------

                                                   4,329,436       1,588,987
Less current maturities
                                                     392,800         155,938
                                                  ----------      ----------
                                                  $3,936,636      $1,433,049
                                                  ==========      ==========

Aggregate maturities of long-term debt are approximately as follows at July 31, 1997:


            Year ending July 31,
            --------------------
                      1998              $  392,800
                      1999               2,579,500
                      2000                 271,400
                      2001                 271,400
                      2002                 271,400
                      Thereafter           542,936
                                        ----------
                                        $4,329,436
                                        ==========

These notes payable to the bank are also included in the terms of the revolving line of credit agreement. The Company is required to maintain certain levels of working capital, net worth and debt-to-equity ratios and may not pay any cash dividends under terms of its revolving line of credit.

NOTE H - PUT OPTION OBLIGATIONS

In 1990, the Company entered into put option agreements with five individuals, in conjunction with its acquisition of LODEC, Inc., to repurchase 201,000 shares of the Company's common stock for aggregate consideration of $1,005,000. During the 1995 and 1994 fiscal years, the Company repurchased 124,000 shares of common stock of three of the individuals through payment and has entered into extension agreements with two other individuals for their 77,000 shares. Under the terms of these amended put option extension agreements, 65,000 shares are exercisable during a 150-day period commencing October 2, 1997, and 12,000 shares are exercisable during a 120-day period commencing October 22, 1997. The Company has the ability to call the stock at $5 per share at any time during the extension agreements. The put options bear interest at prime plus 2-1/2% and prime plus 2% which is payable during the extension period.

The currently anticipated liability associated with the Company's agreements to repurchase 77,000 shares as of July 31, 1997 and 1996, of the Company's common stock upon exercise of the remaining put options is included in the put option obligation on the Company's consolidated balance sheet.

NOTE I - COMMITMENTS AND CONTINGENCIES

1.      Leases

The Company leases its manufacturing and office space and certain equipment under terms of noncancelable operating leases.

Future minimum lease payments under noncancelable operating leases as of July 31, 1997 are approximately as follows:


            Year ending July 31,
            --------------------
                     1998                   $459,400
                     1999                    242,700
                     2000                     23,200
                     2001                     16,100
                     2002                        700
                                            --------
                                            $741,100
                                            ========

Rent expense, net of sublease income, under noncancelable operating leases was approximately $379,400, $285,000 and $230,000 for the years ended July 31, 1997, 1996 and 1995, respectively. Sublease rental income under noncancelable operating leases was approximately $5,000 for the year ended July 31, 1995.

2.      Consulting and Non-compete Agreements

The Company entered into consulting and non-compete agreements in conjunction with an acquisition. The consulting agreements have a term of five years and the non-compete agreements have a term of ten years. Future payments under these agreements are as follows:


            Year ending July 31,
            --------------------
                     1998                   $122,500
                     1999                    122,500
                     2000                    122,500
                     2001                    107,500
                     2002                     62,500
                     Thereafter              229,200
                                            --------
                                            $766,700
                                            ========

The expense associated with these agreements totaled $122,500 and $44,833 for the years ended July 31, 1997 and 1996, respectively.

NOTE J - STOCK OPTION PLAN

The Company implemented a new stock option plan in 1995 and has authorized a total of 300,000 shares of common stock to be set aside for grants. Additionally, options are outstanding under the old plan which expired July 31, 1994. The vesting and expiration dates of the stock options are at the discretion of the Board of Directors.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                   1997             1996
                               -----------      -----------
Net Earnings
   As reported                 $   582,685      $   581,189
   Pro forma                   $   503,414      $   555,230


Earnings per common share
   As reported                 $       .24      $       .24
   Pro forma                   $       .20      $       .23


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 1997 and July 31, 1996, respectively: dividend yields are nil, expected volatility of 52 and 40 percent; risk-free interest rates of 6.2% and 6.2%; and expected option life of 7.8 years and 6.6 years. The weighted-average fair value of options granted during the periods ending July 31, 1997 and July 31, 1996 for which the weighted average exercise price equals the market price on the grant date was $3.63 and $2.36, respectively.

The following tables summarize information concerning currently outstanding and exercisable stock options:

                              Stock Options Outstanding    Weighted-Average Exercise Price
                              -------------------------    -------------------------------
Balance, August 1, 1994                 206,600                      $   1.38

Granted                                  21,500                      $   3.06
Exercised                                     -                      $      -
Expired/canceled                        (77,100)                     $   1.09
                                        -------                      --------

Balance, July 31, 1995                  151,000                      $   1.77

Granted                                 101,500                      $   4.39
Exercised                                     -                      $      -
Expired/canceled                        (10,000)                     $   4.50
                                        -------                      --------

Balance, July  31, 1996                 242,500                      $   2.75

Granted                                 125,000                      $   2.15
Exercised                                     -                      $      -
Expired/canceled                        (21,000)                     $   3.90
                                        -------                      --------

Balance, July 31, 1997                  346,500                      $   2.47
                                        =======                      ========

                                                                Weighted-Average
                                    Number of Shares           Remaining Contractual               Weighted-Average
  Range of Exercise Prices           Outstanding                  Life in Years                      Exercise Price
  ------------------------           -----------                  -------------                      --------------
         $1-$2                          225,000                          7.7                            $1.69
         $2-$3                           15,000                          7.9                            $2.71
         $3-$4                           31,500                          9.6                            $3.01
         $4-$5                           75,000                          8.1                            $4.50
                                       --------
                                        346,500
                                       ========




                                    Number of Shares
     Range of Exercise Prices          Exercisable             Exercise Price
     ------------------------          -----------             --------------
         $1-$2                          119,000                       $1.60
         $2-$3                            5,000                       $2.73
         $3-$4                            2,900                       $3.02
         $4-$5                           30,000                       $4.50
                                        -------
                                        156,900
                                        =======


NOTE K - INCOME TAXES

The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Standards 109, Accounting for Income Taxes.

Income taxes consist of the following at July 31:


                                       1997                     1996                  1995
                                     --------                 --------              ---------
Current expense                      $179,500                 $279,016              $ 269,191
Deferred expense (benefit)            171,500                   70,400                (81,700)
                                     --------                 --------              ---------
                                     $351,000                 $349,416               $187,491
                                     ========                 ========              =========


The income tax provision reconciled to the tax computed at the statutory federal rate was as follows at July 31:


                                             1997              1996                   1995
                                           ---------         ---------              ---------
Tax at statutory rate                      $ 317,500         $ 316,400              $ 237,300
Valuation allowance                                -                 -               (145,000)
Nondeductible goodwill                        61,000            50,000                 47,300
State and foreign taxes                        3,000            16,000                 32,000
Foreign sales corporation                    (24,400)                -                      -
Credits utilized                              (4,400)          (42,900)                     -
Other                                         (1,700)            9,916                  5,891
                                           ---------         ---------              ---------

                                           $ 351,000         $ 349,416              $ 187,491
                                           =========         =========              =========



The components of deferred taxes included in the balance sheet are as follows at July 31:


                                                      1997                 1996
                                                    ---------            ---------
Deferred tax asset:
   Accrued vacation and warranty                    $ 112,000            $ 120,000
   Provision for bad debts                             41,900               59,400
   Accrued liabilities not timely paid                  4,000               12,100
   Inventory reserve and capitalized                  100,400              115,500
      overhead
   Foreign currency adjustment                          3,800                2,300
                                                    ---------            ---------

                                                    $ 262,100            $ 309,300
                                                    =========            =========
Deferred tax liability:
   Excess of tax over book depreciation             $ 178,300           $   83,000
                                                    =========            =========

The components of deferred income tax expense (benefit) are as follows for the years ended July 31:


                                             1997            1996            1995
                                           ---------       --------       ---------
Allowance for doubtful receivables         $  31,500       $ (6,900)      $  12,700
Excess of book (over) under tax               76,400         60,800          (5,200)
   depreciation
Inventory reserve and capitalized             35,500        (49,300)         26,000
   overhead
Foreign currency                              (1,600)        (1,600)         15,300
Accrued product start up and warranty         20,100         35,900         (70,700)
   reserve
Accrued liabilities                            9,500         39,800         (18,000)
Valuation allowance reduction                      -              -        (145,000)
Tax credits utilized                               -              -         104,700
Other                                            100         (8,300)         (1,500)
                                           ---------       --------       ---------
                                           $ 171,500       $ 70,400       $ (81,700)
                                           =========       ========       =========


NOTE L - EXPORT SALES

The Company sells its products in North America and the rest of the world. Net export sales by foreign geographic areas are as follows:


                     1997             1996            1995
                   ----------      ----------      ----------
Americas            2,431,000       2,751,000       3,020,000
Asia/Pacific       $2,346,000      $  497,000      $  626,000
Europe/Africa         620,000         687,000         407,000
                   ----------      ----------      ----------
                   $5,397,000      $3,935,000      $4,053,000
                   ==========      ==========      ==========

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of "Statement of Financial Accounting Standards No. 107 Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

1.      Note Payable and Long-Term Debt

The carrying amount approximates fair value because of the variable interest rates which are consistent with market changes.

2.      Put Option Obligations

It was not practicable to estimate the fair value due to the specific nature of the contracts.

NOTE N - BENEFIT PLANS

The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $19,400, $17,000 and $6,800 for the years ended July 31, 1997, 1996 and 1995, respectively.

                                    PART III

        The information required by ITEMS 9, 10, 11 AND 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants fiscal year end, July 31, 1997.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

        (a)     Exhibits

                The following documents are filed herewith for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

        2(a) Acquisition Agreement and Plan of Merger dated July 21, 1997 among SI Technologies, Inc., SI Acquisition Corporation, AeroGo,
                Inc., Kurtis V. Kosty, Peter J Berger, Stanley B. McDonald,
                Robert J. Behnke and T. Evans Wyckoff (Incorporated by reference to the current report on Form 8-K dated July 22, 1997) 2(b)

        2(b)    Acquisition Agreement and Plan of Merger dated April 12, 1996 among SI Technologies, Inc., SI Acquisition Corporation,
                Evergreen Weigh, Inc., Carl Harris and Ruth Harris (Incorporated
                by reference to the current report on Form 8-K dated April 12,
                1996)

        3(a) Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form
                10-KSB for the fiscal year ending July 31, 1993)

        3(b)    By-Laws (1)

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

        10(c) Lease between Halverson-Lindell and SI dated November 20, 1988, for the premises located at 4611 South 134th Place, Tukwila, Washington. (Incorporated by reference to exhibit 1 to the Company's Annual Report on Form 10K for fiscal year ending July
                31, 1989)

        21      Subsidiaries of the Registrant

        23 Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-8

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


                              SI TECHNOLOGIES, INC.



DATED:  October 28, 1997       /s/ Rick A. Beets
                             ------------------------------------
                             Rick A. Beets, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 28, 1997 by the following persons in the capacities indicated:





                /s/ Rick A. Beets
                -----------------------------------------------------
                Rick A. Beets, President, CEO & CFO and Director
                (Principal Executive & Financial Officer)




                /s/ Edward A. Alkire
                -----------------------------------------------------
                Edward A. Alkire, Director, Secretary




                /s/ S. Scott Crump
                -----------------------------------------------------
                S. Scott Crump, Director




                /s/ Heinz Zweipfennig
                -----------------------------------------------------
                Heinz Zweipfennig, Director




                /s/ Ralph E. Crump
                -----------------------------------------------------
                Ralph E. Crump, Chairman of the Board, Director, Treasurer




                /s/ D. Dean Spatz
                -----------------------------------------------------
                D. Dean Spatz, Director

(a)     Exhibits

        The following documents are filed for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

21      Subsidiaries of the Registrant

23 Consent of Grant Thornton to incorporate by reference of financial statements into Registration Statement

27      Financial Data Schedule