Form 10QSB
period 1997-10-31
SI TECHNOLOGIES INC
filed 1997-12-15
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               F O R M  10 - QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarter Ended                             Commission File Number 0-12370
October 31, 1997


                              SI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                            95-3381440
       ---------------------------------         ------------------------
        (State or other jurisdiction of               (IRS Employer
         incorporation or organization)           Identification Number)


                4611 SOUTH 134TH PLACE, SEATTLE, WASHINGTON 98168
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (206) 244-6100
             ------------------------------------------------------
               Registrant's telephone number, including area code


                                      SAME
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



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


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,347,240 shares of Common Stock, par value $.01 on December, 11, 1997.





--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                      October 31,
                                                                         1997
                                                                      (Unaudited)     July 31, 1997
                                                                      -----------     -------------
Assets
Current assets:
     Cash                                                             $    78,196      $   128,051
     Trade accounts receivable, less allowance for doubtful
      accounts of $115,688 and $117,000 respectively                    3,168,365        2,775,658
     Inventory                                                          3,228,382        3,071,971
     Deferred tax asset                                                   250,945          262,100
     Refundable income taxes                                              382,701          702,545
     Other current assets                                                 166,552          222,221
                                                                      -----------      -----------
           Total current assets                                         7,275,141        7,162,546


Property and equipment, less accumulated depreciation
 and amortization                                                       1,103,618        1,161,131

Other assets:
     Intangible assets, net                                             7,442,586        7,495,313
     Other                                                                586,140          578,126
                                                                      -----------      -----------

                                                                      $16,407,485      $16,397,116
                                                                      ===========      ===========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable to bank                                            $ 3,000,000      $ 3,000,000
     Current maturities of long-term debt                                 392,800          392,800
     Put option obligations                                               325,000          385,000
     Trade accounts payable                                             1,468,838        1,904,668
     Accrued liabilities                                                  696,743        1,046,585
                                                                      -----------      -----------

           Total current liabilities                                    5,883,381        6,729,053

Long term debt, less current maturities                                 4,534,543        3,936,636
Deferred taxes                                                            178,300          178,300

Stockholders' equity
     Common stock, par value $.01 per share.  Authorized
      5,000,000 shares; issued and outstanding, 2,347,240 shares           23,472           23,472
     Additional paid-in capital                                         4,829,268        4,769,268
     Retained earnings                                                    958,521          760,387
                                                                      -----------      -----------

           Total stockholders' equity                                   5,811,261        5,553,127
                                                                      -----------      -----------

                                                                      $16,407,485      $16,397,116
                                                                      ===========      ===========


                 See notes to consolidated financial statements



--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                For the three month period ended
                                                           October 31
                                                ------------------------------
                                                     1997              1996
                                                ------------       -----------
Net sales                                        $ 4,895,050       $ 2,961,738
Cost of sales                                      2,716,585         1,633,891
                                                 -----------       -----------
           Gross profit                            2,178,465         1,327,847

Operating expenses:
     Selling, general and administrative           1,230,128           871,179
     Research, development and engineering           258,410           241,522
     Amortization of intangibles                      71,378            27,599
                                                 -----------       -----------
                                                   1,559,916         1,140,300
                                                 -----------       -----------

           Earnings from operations                  618,549           187,547

Interest expense                                    (284,503)          (48,821)
Other income, net                                      3,087             4,755
                                                 -----------       -----------

           Net earnings before income taxes          337,133           143,481

Income tax expense                                  (139,000)          (53,013)
                                                 -----------       -----------

            NET INCOME                           $   198,133       $    90,468
                                                 ===========       ===========

Net earnings per common
 and common equivalent share                     $      0.08       $      0.04
                                                 ===========       ===========

Weighted average shares outstanding                2,543,564         2,420,184
                                                 ===========       ===========


                 See notes to consolidated financial statements




--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the three month
                                                                            period ended
                                                                             October 31
                                                                     -------------------------
                                                                        1997            1996
                                                                     ---------       ---------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                    $ 198,133       $  90,468

     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation and amortization                                200,084         107,765
          Deferred income taxes                                         11,155         (40,500)

          Changes in operating assets and liabilities:
             (Increase) in trade accounts receivable                  (392,707)       (219,940)
              Decrease (increase) in inventories                      (156,411)         87,552
              Decrease in refundable income taxes                      319,844               -
              Decrease in other current assets                          55,669          33,830
              Increase (decrease) in trade accounts payable           (435,830)         53,495
              Increase (decrease) in accrued liabilities              (349,842)         82,095
              Increase in income taxes payable                               -          17,512
                                                                     ---------       ---------

     Net cash provided by (used in) operating activities              (549,905)        212,277

Cash flows from investing activities:
     Increase in other assets                                          (18,650)        (12,038)
     Purchase of equipment and software development                    (79,207)       (170,386)
                                                                     ---------       ---------

     Net cash used in investing activities                             (97,857)       (182,424)

Cash flows from financing activities:
     Borrowings on line of credit                                      665,764          40,978
     Payments on long-term debt                                        (67,857)        (74,292)
                                                                     ---------       ---------

     Net cash provided by (used in) financing activities               597,907         (33,314)
                                                                     ---------       ---------

Net decrease in cash                                                   (49,855)         (3,461)

Cash at beginning of period                                            128,051          57,737
                                                                     ---------       ---------

Cash at end of period                                                $  78,196       $  54,276
                                                                     =========       =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                      $   186,168       $  55,762
     Income taxes                                                  $         -       $  76,000


                 See notes to consolidated financial statements



--------------------------------------------------------------------------------

                              SI TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  FINANCIAL STATEMENTS
The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1998. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1997.

NOTE 2.  INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                            OCTOBER 31,      JULY 31,
                                               1997            1997
                                            ----------      ----------
                                            (UNAUDITED)
       Raw Materials                        $1,308,501      $1,232,294
       Work in Progress                        740,352         762,426
       Finished Goods                        1,368,569       1,265,251
                                            ----------      ----------
                                             3,417,422       3,259,971
       Less allowance for obsolescence         189,040         188,000
                                            ----------      ----------
                                            $3,228,382      $3,071,971
                                            ==========      ==========


NOTE 3.  NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common and common equivalent share is calculated based upon the weighted average common and common equivalent shares outstanding during the period.












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

PRODUCTS AND SERVICES

Weighing Systems

SI designs and manufactures dynamic and stationary electronic weighing systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company's weighing system products, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load handling structure, force measurement devices and instrumentation. Many manufacturers of conventional scale systems manufacture only load handling structures, outsourcing to standard industry suppliers their force measurement device and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage.

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

The Company's load handling and moving product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products




--------------------------------------------------------------------------------
routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of custom-engineered products. Custom-engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.


RESULTS OF OPERATIONS

Sales
    Net sales increased to $4,895,050 for the quarter ended October 31, 1997 from $2,961,738 for the same period last year. This is an increase of $1,933,312 or 65% from the prior year's first quarter results.

    The increased sales in the quarter are the result of incremental sales resulting from the inclusion of AeroGo operations which were acquired in July 1997. This increase was moderated by the fact that last year's first quarter benefited from two non-recurring orders for large specialty weighing systems.

    The customer mix in the quarter continued to benefit from product line and customer diversification that the recent acquisitions of Evergreen Weigh and AeroGo brought to the Company. Dependence on the Company's traditional forestry and waste markets has been reduced to approximately 25% of total sales from a level of nearly 70% before the diversification created by these recent acquisitions.

Gross Profit
    Gross profit for the quarter was $2,178,465 compared to $1,327,847 in the first quarter last year. This is an increase of $850,618 or 64% from the prior year's first quarter results.

    Gross profit as a percentage of sales was 44.5% in this year's first quarter as compared to 44.8% in last year's first quarter. Variations in gross margin reflect varying product mixes in one period as compared to another and the cost of bringing new products into production.

Selling, General and Administrative Expenses
    SG & A expenses increased to $1,230,128 for the quarter ended October 31, 1997 from $871,179 for the same period last year. This is an increase of $358,949 or 41% from the prior year's first quarter. SG & A expense as a percentage of revenue was 25% in this year's first quarter and 29% in the first quarter of last year.

    Total SG & A expenses increased due to the inclusion of the AeroGo operations in the quarter following the July 1997 acquisition. However, the added level of expense was much lower than the sales increase, thereby resulting in a favorable reduction in the ratio of total SG & A expense (25% this year vs. 29% last year) to total sales in the period.

Research, Development and Engineering Expenses
    RD & E expenditures increased to $258,410 for the quarter ended October 31, 1997 from $241,522 for the same period last year. This is an increase of $16,888 or 7% from the prior year's first quarter. RD & E expenses as a percentage of revenues decreased to 5% from 8% in the same quarter of last year.

    While total RD & E investment continues to increase, the lower RD & E spending ratio to sales reflects a return to a spending rate in line with industry norms after several years of accelerated investment.

Intangibles
    The amortization of intangibles increased to $71,378 for the quarter ended October 31, 1997 from $27,599 for the same period last year. This is an increase of $43,779 or 159% from the prior year's first quarter. This increase reflects the amortization of intangibles associated with the acquisition of AeroGo, Inc. made in July 1997.

Interest Expense and Other Income,(net)
    Interest expense increased to $284,503 for the quarter ended October 31, 1997 from $48,821 for the same period last year. This is an increase of $235,682 or 483% from the prior year's first quarter. The increased interest expense is the result of the debt incurred for the AeroGo acquisition and from increased working capital needs.

--------------------------------------------------------------------------------

    Other income, net was $3,087 in the first quarter as compared to $4,755 in last year's first quarter. This is a decrease of $1,668 from the prior year's first quarter.

Income Tax Expense
    Income tax expense increased to $139,000 for the quarter ended October 31, 1997 from $53,013 for the same period last year. This is an increase of $85,987 or 162% from the prior year's first quarter. The increased expense reflects the higher pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION
Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES
In July 1997, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisition of AeroGo, Inc. This agreement included an increase to the Company's existing line of credit from $2,000,000 to $4,000,000, a one year note in the amount of $3,000,000 and a seven year note in the amount of $1,900,000. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,200,000 no later than July 31, 1998. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity and contains other covenants.

The Company's line of credit of $4,000,000 continues to be extended as requested. As of October 31, 1997, the Company had outstanding borrowings of $2,840,600 under the line of credit.

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















--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


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




                                       SI TECHNOLOGIES, INC.





December 12, 1997                      /s/ Rick A. Beets
                                       -----------------------------------------
                                       Rick A. Beets
                                       President, CEO & CFO
                                       (Principal Executive & Financial Officer)











--------------------------------------------------------------------------------
                                       10