Form 10QSB
period 1998-01-31
SI TECHNOLOGIES INC
filed 1998-03-16
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended                             Commission File Number 0-12370
January 31, 1998


                              SI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                       95-3381440
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                4611 South 134th Place, Seattle, Washington 98168
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,548,240 shares of Common Stock, par value $.01 on March 11, 1998.

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        January 31,     July 31,
                                                                      ---------------------------
                                                                           1998           1997
Assets
Current assets:
     Cash                                                             $    59,219     $   128,051
     Trade accounts receivable, less allowance for doubtful
      accounts of $99,256 and $117,000 respectively                     4,056,552       2,775,658
     Inventory                                                          3,176,792       3,071,971
     Deferred tax asset                                                   250,945         262,100
     Refundable income taxes                                                 --           702,545
     Other current assets                                                 162,355         222,221
                                                                      ---------------------------

           Total current assets
                                                                        7,705,863       7,162,546

Property and equipment, less accumulated depreciation
 and amortization                                                       1,020,015       1,161,131

Other assets:
     Intangible assets, net                                             7,387,051       7,495,313
     Other                                                                554,690         578,126
                                                                      ---------------------------
                                                                      $16,667,619     $16,397,116
                                                                      ===========================
Liabilities and stockholders' equity
Current liabilities:
     Notes payable to bank                                            $ 3,000,000     $ 3,000,000
     Current maturities of long-term debt                                 392,800         392,800
     Put option obligations                                                  --           385,000
     Trade accounts payable                                             1,461,337       1,904,668
     Income taxes payable                                                 233,646            --
     Accrued liabilities                                                  705,998       1,046,585
                                                                      ---------------------------

           Total current liabilities                                    5,793,781       6,729,053

Long term debt, less current maturities                                 4,351,483       3,936,636
Deferred taxes                                                            178,300         178,300

Stockholders' equity
     Common stock, par value $.01 per share.  Authorized
      10,000,000 shares; issued and outstanding, 2,347,240 shares          23,472          23,472
     Preferred stock, par value $.01 per share.  Authorized
      2,000,000 shares; none outstanding                                     --              --
     Additional paid-in capital                                         5,154,268       4,769,268
     Retained earnings                                                  1,166,315         760,387
                                                                      ---------------------------
           Total stockholders' equity                                   6,344,055       5,553,127
                                                                      ---------------------------
                                                                      $16,667,619     $16,397,116
                                                                      ===========================

                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                               For the three month period ended  For the six month period ended
                                                          January 31                       January 31
                                               ----------------------------------------------------------------
                                                    1998             1997             1998             1997

Net sales                                       $ 5,081,557      $ 2,835,886      $ 9,976,607      $ 5,797,624
Cost of sales                                     2,927,351        1,603,031        5,643,937        3,236,922
                                                -----------      -----------      -----------      -----------
     GROSS PROFIT                                 2,154,206        1,232,855        4,332,670        2,560,702

Operating expenses:
     Selling and general and administrative       1,207,392          802,471        2,437,520        1,673,651
     Research, development and engineering          249,540          210,159          507,950          451,681
     Amortization of intangibles                     71,687           27,733          143,065           55,332
                                                -----------      -----------      -----------      -----------
                                                  1,528,619        1,040,363        3,088,535        2,180,664
                                                -----------      -----------      -----------      -----------

     EARNINGS FROM OPERATIONS                       625,587          192,492        1,244,135          380,038

Interest expense                                   (256,723)         (52,833)        (541,225)        (101,654)
Other income/expense, net                           (18,068)           1,684          (14,982)           6,439
                                                -----------      -----------      -----------      -----------

     NET EARNINGS BEFORE INCOME TAXES               350,796          141,343          687,928          284,823

Income tax expense                                 (143,000)         (52,305)        (282,000)        (105,317)
                                                -----------      -----------      -----------      -----------

NET EARNINGS                                    $   207,796      $    89,038      $   405,928      $   179,506
                                                ===========      ===========      ===========      ===========

NET EARNINGS PER COMMON SHARE                   $      0.09      $      0.04      $      0.17      $      0.08
                                                ===========      ===========      ===========      ===========

Weighted average shares outstanding               2,347,240        2,347,240        2,347,240        2,347,240
                                                ===========      ===========      ===========      ===========

NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE, ASSUMING DILUTION            $      0.08      $      0.04      $      0.16      $      0.07
                                                ===========      ===========      ===========      ===========

Weighted average common and
 common equivalent shares outstanding             2,546,348        2,407,457        2,532,879        2,413,118
                                                ===========      ===========      ===========      ===========



                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the six month period ended
                                                                             January 31
                                                                   ------------------------------
                                                                       1998              1997
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                   $   405,928      $   179,506
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation and amortization                                 423,030          222,964
          Deferred income taxes                                          11,155           (7,300)

          Changes in operating assets and liabilities:
              Increase in trade accounts receivable                  (1,280,894)        (230,181)
              Decrease (increase) in inventories                       (104,821)         103,457
              Decrease in refundable income taxes                       702,545             --
              Decrease in other current assets                           59,866           42,193
              Decrease in trade accounts payable                       (443,331)         (43,619)
              Decrease in accrued liabilities                          (340,587)          (7,594)
              Increase (decrease) in income taxes payable               233,646         (107,964)
                                                                    ----------------------------

     Net cash provided by (used in) operating activities               (333,463)         151,462

Cash flows from investing activities:
     Increase in other assets                                           (34,803)         (16,668)
     Purchase of equipment and software development                    (115,412)        (329,585)
                                                                    ----------------------------

     Net cash used in investing activities                             (150,215)        (346,253)

Cash flows from financing activities:
     Borrowings on line of credit                                       550,561          287,426
     Payments on long-term debt                                        (135,715)        (105,938)
                                                                    ----------------------------

     Net cash used in financing activities                              414,846          181,488
                                                                    ----------------------------

Net decrease in cash                                                    (68,832)         (13,303)

Cash at beginning of period                                             128,051           57,737
                                                                    ----------------------------

Cash at end of period                                               $    59,219      $    44,434
                                                                    ============================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                       $   600,306      $   108,581
     Income taxes                                                   $    47,000      $   212,400

Noncash investing and financing activities:
               Put option obligations                               $      --        $   385,000



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

NOTE 2.  INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                          JANUARY 31, 1998   JULY 31, 1997
                                            (UNAUDITED)
       Raw Materials                       $  1,429,783     $  1,232,294
       Work in Progress                         686,861          762,426
       Finished Goods                         1,229,452        1,265,251
                                           ------------     ------------
                                              3,346,096        3,259,971
       Less allowance for obsolescence          169,304          188,000
                                           ============     ============
                                           $  3,176,792     $  3,071,971
                                           ============     ============


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Basic net earnings per share and diluted net earnings per share are based on the following computations.

                                          For the Three Month Period Ended January 31, 1998
                                       -------------------------------------------------------
                                                                                  Per Share
                                                Income             Shares          Amount
                                                ------             ------          ------
Basic Net Earnings per Share
Income available to common shareholders     $    207,796        2,347,240     $       0.09

Effect of Dilutive Securities
Stock options                                                     199,108

Diluted EPS
Income available to common shareholders
plus assumed conversions                    $    207,796        2,546,348     $       0.08

                                              For the Three Month Period Ended January 31, 1997
                                             -------------------------------------------------------
                                                                                Per Share
                                                Income           Shares          Amount
                                                ------           ------          ------
Basic Net Earnings per Share
Income available to common shareholders     $     89,038        2,347,240     $       0.04

Effect of Dilutive Securities
Stock options                                                      60,217

Diluted EPS
Income available to common shareholders
plus assumed conversions                    $     89,038        2,407,457     $       0.04

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)

                                               For the Six Month Period Ended January 31, 1998
                                             ---------------------------------------------------
                                                                                    Per Share
                                                Income             Shares             Amount
                                                ------             ------             ------
Basic Net Earnings per Share
Income available to common shareholders     $    405,928        2,347,240     $       0.17

Effect of Dilutive Securities
Stock options                                                     185,639

Diluted EPS
Income available to common shareholders
plus assumed conversions                    $    405,928        2,532,879     $       0.16

                                              For the Six Month Period Ended January 31, 1997
                                             --------------------------------------------------
                                                                                    Per Share
                                                Income             Shares             Amount
                                                ------             ------             ------
Basic Net Earnings per Share
Income available to common shareholders     $    179,506        2,347,240     $       0.08

Effect of Dilutive Securities
Stock options                                                      66,639

Diluted EPS
Income available to common shareholders
plus assumed conversions                    $    179,506        2,413,879     $       0.07


NOTE 4.  AUTHORIZED COMMON AND PREFERRED STOCK
At the January 22, 1998 annual shareholders meeting, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock to 10,000,000 shares from 5,000,000 and authorizing 2,000,000 shares of a new class of Preferred Stock.

NOTE 5.  SUBSEQUENT EVENT
On February 13, 1998 the Company merged, in a pooling of interest merger, with NV Technology, Inc., a Las Vegas, Nevada corporation engaged in the force measurement device industry. The effect of the merger was an exchange of all the outstanding capital stock of NV Technology for 200,000 shares of SI Technologies, Inc. common stock.

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

Load Handling and Moving Systems

Load handling and moving systems manufactured and marketed by the Company utilize both standard and highly specialized air and water bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air cushion devices that are used to "float" heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AeroGo, AeroCaster, AeroPlanks and AeroPallets, are the world leader in practical and efficient methods of rotation, alignment, transfer, location and movement of materials and products weighing from several hundred pounds to more than 6,100 tons.

The Company's load handling and moving product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products are routinely used to move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of custom-engineered products. Custom-engineered products and specialized systems designed and manufactured by the Company in recent years are currently being used to move 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.


RESULTS OF OPERATIONS

Sales
    Net sales increased to $5,081,557 for the quarter ended January 31, 1998 from $2,835,886 for the same period last year. This is an increase of $2,245,671 or 79% from the prior year's second quarter results. Net sales for the six month period ending January 31, 1998 were $9,976,607 compared to $5,797,624 in the same period of fiscal 1997. This is an increase of $4,178,983 or 72% from the prior year's first six months.

    The increased sales in the quarter are the result of incremental sales resulting from the inclusion of AeroGo operations which were acquired in July 1997. Sales in the quarter benefited from continued diversification in the Company's customer base and sales of an expanded range of product lines which have greatly diminished the Company's historical reliance on the forestry and waste markets. The traditional forestry and waste markets have been reduced to approximately 25% of total sales from a level of nearly 70% before the diversification created by recent acquisitions.

Gross Profit
    Gross profit for the quarter was $2,154,206 compared to $1,232,855 in the second quarter last year. This is an increase of $921,351 or 75% from the prior year's second quarter results. Gross profit for the six month period ending January 31, 1998 was $4,332,670 compared to $2,560,702 in the same period of fiscal 1997. This is an increase of $1,771,968 or 69% from the prior year's first six months.

    Gross profit as a percentage of sales was 42.4% in this year's second quarter as compared to 43.5% in last year's second quarter. For the six month period ending January 31, 1998 gross profit as a percentage of sales was 43.4% as compared to 44.2% recorded in the first six months of last year. The reduced gross margin percentage is the result of a different product mix in the quarter as compared to last year and to a large custom project which was bid at lower than average gross profit margin.

Selling, General and Administrative Expenses
    SG & A expenses increased to $1,207,392 for the quarter ended January 31, 1998 from $802,471 for the same period last year. This is an increase of $404,921 or 51% from the prior year's second quarter. SG & A expense as a percentage of revenue was 24% in this year's second quarter and 28% in the second quarter of last year. SG & A expenses for the six month period ending January 31, 1998 were $2,437,520 as compared to $1,673,651 in the same period of fiscal 1997. This is an increase of $763,869 or 46%. For the six month period of 1998 SG & A expenses were 24% as a percentage of revenue as compared to 29% during the first six months of fiscal 1997.

    Total SG & A expenses increased due to the inclusion of the AeroGo operations in the quarter following the July 1997 acquisition. However, the added level of expense was much lower than the sales increase, thereby resulting in a favorable reduction in the ratio of total SG & A expense to sales.

Research, Development and Engineering Expenses
    RD & E expenditures increased to $249,540 for the quarter ended January 31, 1998 from $210,159 for the same period last year. This is an increase of $39,381 or 19% from the prior year's second quarter. RD & E expenses as a percentage of revenues decreased to 5% from 7% in the same quarter of last year. RD & E expenditures were $507,950 for the six month period ending January 31, 1998 as compared to $451,681 in the same period of 1997. This is an increase of $56,269 or 13% from the same period of fiscal 1997.

    While total RD & E investment continues to increase, the lower RD & E spending ratio to sales reflects a return to a spending rate in line with industry norms after several years of accelerated investment and the benefit of combining resources of acquired companies to leverage RD & E investment across all operations of the Company.

Intangibles
    The amortization of intangibles increased to $71,687 for the quarter ended January 31, 1998 from $27,733 for the same period last year. This is an increase of $43,954 or 159% from the prior year's second quarter. For the six month period ending January 31, 1998, amortization of intangibles was $143,065 as compared to $55,332 in the same period of last fiscal year. This is an increase of $87,733 or 159% from the prior year's six month period. This increase reflects the amortization of intangibles associated with the acquisition of AeroGo, Inc. made in July 1997.

Interest Expense and Other Income/expense,(net)
    Interest expense increased to $256,723 for the quarter ended January 31, 1998 from $52,833 for the same period last year. This is an increase of $203,890 or 386% from the prior year's second quarter. For the six month period ending January 31, 1998 interest expense was $541,225 as compared to $101,654 in the same period of last fiscal year. This is an increase of $439,571 or 432% from the prior year's six month period. The increased interest expense is the result of the increased debt incurred for the AeroGo acquisition and from increased working capital needs.

Income Tax Expense
    Income tax expense increased to $143,000 for the quarter ended January 31, 1998 from $52,305 for the same period last year. This is an increase of $90,695 or 173% from the prior year's second quarter. For the six month period ended January 31, 1998 income tax expense was $282,000 as compared to $105,317 in the same period of last year. This is an increase of $176,683 or 168%. The increased expense reflects the higher pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION
Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES
In July 1997, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisition of AeroGo, Inc. This agreement included an increase to the Company's existing line of credit from $2,000,000 to $4,000,000, a one year note in the amount of $3,000,000 due July 31, 1998 and a seven year note in the amount of $1,900,000. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,200,000 no later than July 31, 1998. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity and contains other covenants.

The Company's line of credit of $4,000,000 continues to be extended as requested. As of January 31, 1998, the Company had outstanding borrowings of $2,725,397 under the line of credit which is included in long term debt.

The Company believes cash flow from operations, the funds available under its bank facility and the proceeds of its anticipated equity financing will be sufficient to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. Should the Company be unable to raise sufficient equity capital to meet its obligations under its credit facilities it could have a material adverse effect on the Company's financial condition and results of operations. Future acquisition activity may require equity capital in excess of the equity financing committed to under the Company's existing credit agreement.

                           PART II. OTHER INFORMATION


ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareholders was held January 22, 1998 at the Mayflower Park Hotel, Seattle, WA.

         At the annual meeting the shareholders elected the directors as nominated.

                    Director                  For         Withheld
                    --------                  ---         --------
                    Edward A. Alkire       2,166,530        1,050
                    Rick A. Beets          2,166,530        1,050
                    Ralph Crump            2,166,530        1,050
                    S. Scott Crump         2,166,530        1,050
                    D. Dean Spatz          2,166,530        1,050
                    Heinz Zweipfennig      2,166,530        1,050

        The shareholders also approved at the annual meeting an amendment to the Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock to 10,000,000 shares from 5,000,000 and authorizing 2,000,000 shares of a new class of Preferred Stock.

                            For                 Against              Withheld
                            ---                 -------              --------
                         1,611,630               20,150               11,522

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits to Part II

        Exhibit 3(i) Certificate of Amendment to the Certificate of Incorporation of SI Technologies, Inc.
        Exhibit 27 (a)Financial Data Schedule      January 31, 1998
        Exhibit 27 (b)Financial Data Schedule      July 31, 1996 Restated EPS
                                                   per SFAS 128
        Exhibit 27 (c)Financial Data Schedule      January 31, 1997 Restated EPS
                                                   per SFAS 128
        Exhibit 27 (d)Financial Data Schedule      July 31, 1997 Restated EPS
                                                   per SFAS 128

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



                                                           SI TECHNOLOGIES, INC.





                            March 12, 1998            /s/ Rick A. Beets
                                                --------------------------------
                                                                   Rick A. Beets
                                                            President, CEO & CFO
                                       (Principal Executive & Financial Officer)