Form 10QSB
period 1998-04-30
SI TECHNOLOGIES INC
filed 1998-06-15
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10 - QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the Quarter Ended                             Commission File Number 0-12370
April 30, 1998


                              SI TECHNOLOGIES, INC.
         ---------------------------------------------------------------
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


                                 (206) 244-6100
               ---------------------------------------------------
               Registrant's telephone number, including area code


                                      SAME
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


           Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ___X____ No ________



                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,387,904 shares of Common Stock, par value $.01 on June 10, 1998.

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                           April 30,            July 31,
                                                                          -----------          -----------
Assets                                                                       1998                 1997
                                                                          -----------          -----------
Current assets:
     Cash                                                                 $   105,598          $   155,826
     Trade accounts receivable, less allowance for doubtful
     accounts of $148,398 and $147,715 respectively                         4,025,974            2,969,852
     Inventory                                                              3,979,713            3,465,316
     Deferred tax asset                                                       250,945              262,100
     Refundable income taxes                                                       --              702,546
     Other current assets                                                     192,710              301,856
                                                                          -----------          -----------

               Total current assets                                         8,554,940            7,857,496

Property and equipment, less accumulated depreciation
   and amortization                                                         1,233,588            1,477,401

Other assets:
     Intangible assets, net                                                 7,429,741            7,613,787
     Other                                                                    591,069              656,042
                                                                          -----------          -----------

                                                                          $17,809,338          $17,604,726
                                                                          ===========          ===========
Liabilities and stockholders' equity

Current assets:
     Notes payable to bank                                                $        --          $ 3,137,300
     Current maturities of long term debt                                     392,800              392,800
     Put option obligations                                                        --              385,000
     Trade accounts payable                                                 1,406,632            2,044,959
     Income taxes payable                                                      57,541                   --
     Accrued liabilities                                                      826,976            1,193,261
                                                                          -----------          -----------

               Total current liabilities                                    2,683,949            7,153,320

Long term debt, less current maturities                                     4,265,701            4,348,405
Deferred taxes                                                                178,300              178,300

Stockholders' equity
     Common stock, par value $.01 per share.  Authorized
     10,000,000 shares; issued and outstanding, 3,387,904 shares
     in 1998 and 2,547,240 shares in 1997                                      33,879               23,472
     Preferred stock, par value $.01 per share.  Authorized
     2,000,000; none outstanding                                                   --                   --
     Additional paid-in capital                                             9,468,202            5,393,256
     Retained earnings                                                      1,179,307              521,923
                                                                          -----------          -----------

               Total stockholders' equity                                  10,681,388            5,938,651
                                                                          -----------          -----------

                                                                          $17,809,338          $17,618,676
                                                                          ===========          ===========

                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)



                                                For the three month period ended    For the nine month period ended
                                                            April 30                          April 30
                                                ------------------------------      ------------------------------
                                                    1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
Net sales                                       $  5,021,993      $  2,768,838      $ 15,834,167      $  9,152,174
Cost of sales                                      2,695,990         1,583,700         8,914,688         5,305,061

     Gross profit                                  2,326,003         1,185,138         6,919,479         3,847,113

Operating expenses:
     Selling and general and administrative        1,467,188           826,764         4,095,549         2,609,587
     Research, development and engineering           277,511           167,787           795,424           629,544
     Amortization of intangibles                      77,065            33,223           230,695            99,319
                                                ------------      ------------      ------------      ------------
                                                   1,821,764         1,027,774         5,121,668         3,338,450
                                                ------------      ------------      ------------      ------------

     Earnings from operations                        504,239           157,364         1,797,811           508,663

Interest expense                                    (177,448)          (62,630)         (737,236)         (175,910)
Other income/(expense), net                           (2,399)           (7,163)          (17,381)           20,546
                                                ------------      ------------      ------------      ------------

     Net earnings before income taxes                324,392            87,571         1,043,194           353,299

Income tax expense                                   (89,860)          (23,590)         (371,860)         (128,907)
                                                ------------      ------------      ------------      ------------

Net earnings                                    $    234,532      $     63,981      $    671,334      $    224,392
                                                ============      ============      ============      ============

Net earnings per common share                   $       0.09      $       0.03      $       0.26      $       0.09
                                                ============      ============      ============      ============

Weighed average shares outstanding                 2,637,538         2,547,240         2,578,005         2,547,240
                                                ============      ============      ============      ============

Net earnings per common and common
equivalent share, assuming dilution             $       0.08      $       0.02      $       0.24      $       0.08
                                                ============      ============      ============      ============

Weighed average common and
common equivalent shares outstanding               2,826,008         2,611,714         2,773,995         2,640,501
                                                ============      ============      ============      ============


                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   For the nine month period ended
                                                                                            April 30
                                                                                   -----------------------------
Increase (Decrease) in Cash                                                            1998             1997
Cash flows from operating activities:
     Net earnings                                                                  $   671,334      $   224,392
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                657,859          370,188
          Deferred income taxes                                                         11,155           20,300

          Changes in operating assets and liabilities:
               Decrease (increase) in trade accounts receivable                     (1,056,122)          57,889
               Increase in inventories                                                (514,397)          (7,130)
               Decrease in refundable income taxes                                     702,546               --
               Decrease (increase) in other current assets                             109,146         (194,676)
               Increase (decrease) in trade accounts payable                          (638,327)          80,060
               Decrease in accrued liabilities                                        (366,285)        (115,470)
               Increase (decrease) in income taxes payable                              57,541         (145,695)
                                                                                   -----------      -----------

     Net cash provided by (used in) operating activities                              (365,550)         289,858

Cash flows from investing activities:
     Increase in other assets                                                          (28,227)         (20,634)
     Purchase of equipment and software development                                   (122,850)        (492,428)
                                                                                   -----------      -----------

     Net cash used in investing activities                                            (151,077)        (513,062)

Cash flows from financing activities:
     Borrowings on line of credit                                                      352,155          440,041
     Repayment of notes payable                                                     (3,000,000)
     Payments on long term debt                                                       (572,159)        (259,124)
     Proceeds from equity financing                                                  3,686,403          100,000
                                                                                   -----------      -----------

     Net cash used in financing activities                                             466,399          280,917
                                                                                   -----------      -----------

Net decrease in cash                                                                   (50,228)          57,713

Cash at beginning of period                                                            155,826           65,267
                                                                                   -----------      -----------

Cash at end of period                                                              $   105,598      $   122,980
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                      $   659,262      $   182,815
     Income taxes                                                                  $   337,000      $   283,895

Noncash investing and financing activities:
     Put option obligations                                                        $        --      $   385,000


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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                   APRIL 30, 1998  JULY 31, 1997
                                    (UNAUDITED)
Raw Materials                       $1,907,842     $1,481,995
Work in Progress                       781,506        804,035
Finished Goods                       1,571,395      1,519,286
                                    ----------     ----------

Less allowance for obsolescence        281,030        340,000
                                    ----------     ----------
                                    $3,979,713     $3,465,316
                                    ==========     ==========


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic net earnings per share and diluted net earnings per share are based on the following computations.

                                                                      For the Three Month Period Ended April 30, 1998
                                                                      -----------------------------------------------
                                                                                                         Per Share
                                                                      Income         Shares               Amount
                                                                      ------         ------               ------
Basic Net Earnings per Share
Income available to common shareholders                                $ 234,532      2,637,538          $ 0.09

Effect of Dilutive Securities
Stock options                                                                           188,470
                                                                                        -------

Diluted EPS
Income available to common shareholders plus assumed
conversions                                                            $ 234,532      2,826,008          $ 0.08

                                                                   For the Three Month Period Ended April 30, 1997
                                                                   -----------------------------------------------
                                                                                                    Per Share
                                                                      Income        Shares           Amount
Basic Net Earnings per Share
Income available to common shareholders                                 $ 63,981     2,547,240      $ 0.03

Effect of Dilutive Securities
Stock options                                                                           64,474
                                                                                     ---------

Diluted EPS
Income available to common shareholders plus assumed
conversions                                                             $ 63,981     2,611,714      $ 0.02


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)

                                                                            For the Nine month Period Ended April 30, 1998
                                                                       -------------------------------------------------------
                                                                                                                    Per Share
                                                                        Income                    Shares              Amount
Basic Net Earnings per Share
Income available to common shareholders                                $ 671,334                 2,578,005          $ 0.26

Effect of Dilutive Securities
Stock options                                                                                      195,990
                                                                                                 ---------

Diluted EPS
Income available to common shareholders plus assumed
conversions                                                            $ 671,334                 2,773,995          $ 0.24


                                                                          For the Nine month Period Ended April 30, 1997
                                                                      -----------------------------------------------------
                                                                                                                    Per Share
                                                                      Income                    Shares              Amount
Basic Net Earnings per Share
Income available to common shareholders                                $ 224,392                 2,547,240          $ 0.09

Effect of Dilutive Securities
Stock options                                                                                       93,261
                                                                                                 ---------

Diluted EPS
Income available to common shareholders plus assumed
conversions                                                            $ 224,392                 2,640,501          $ 0.08


NOTE 4.

On February 13, 1998 the Company merged, in a pooling of interest merger, with NV Technology, Inc., a Las Vegas, Nevada corporation engaged in the force measurement device industry. The effect of the merger was an exchange of all the outstanding capital stock of NV Technology for 200,000 shares of SI Technologies, Inc. common stock. Historical 1997 performance has been adjusted to include the results of NV Technology.

NOTE 5.

On April 30, 1998 the Company completed a private placement which raised, in gross proceeds, $4,200,000 million in additional equity for the Company via the sale of common stock and warrants. Participants in the private placement included institutional investors and the management of SI Technologies, Inc.

The Company sold 168 Units at a price of $25,000 per Unit. Each Unit consisted of 4,998 shares of common stock, plus warrants to purchase 1,000 shares of common stock at an exercise price of $8.00 per share. As a result of the offering, the Company issued 839,664 shares of common stock, along with warrants to purchase 168,000 shares of common stock in the future. After consummation of the offering, SI Technologies, Inc. has 3,387,904 common shares outstanding.

The Company has used the Unit proceeds to reduce existing indebtedness incurred in connection with recent acquisitions.

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


RESULTS OF OPERATIONS

Sales

      Net sales increased to $5,021,993 for the quarter ended April 30, 1998 from $2,768,838 for the same period last year. This is an increase of $2,253,155 or 81% from the prior year's third quarter results. Net sales for the nine month period ending April 30, 1998 were $15,834,167 compared to $9,152,174 in the same period of fiscal 1997. This is an increase of $6,681,993 or 73% from the prior year's first nine months.

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

Gross Profit

      Gross profit for the quarter was $2,326,003 compared to $1,185,138 in the third quarter last year. This is an increase of $1,140,865 or 96% from the prior year's third quarter results. Gross profit for the nine month period ending April 30, 1998 was $6,919,479 compared to $3,847,113 in the same period of fiscal 1997. This is an increase of $3,072,366 or 80% from the prior year's first nine months.

      Gross profit as a percentage of sales was 46% in this year's third quarter as compared to 43% in last year's third quarter. For the nine month period ending April 30, 1998 gross profit as a percentage of sales was 44% as compared to 42% recorded in the first nine months of last year. The increased gross margin percentage is the result of a different product mix as compared to last year.

Selling, General and Administrative Expenses

      SG & A expenses increased to $1,467,188 for the quarter ended April 30, 1998 from $826,764 for the same period last year. This is an increase of $640,424 or 77% from the prior year's third quarter. SG & A expense as a percentage of revenue was 29% in this year's third quarter and 30% in the third quarter of last year. SG & A expenses for the nine month period ending April 30, 1998 were $4,095,549 as compared to $2,609,587 in the same period of fiscal 1997. This is an increase of $1,485,962 or 57%. For the nine month period of 1998 SG & A expenses were 26% as a percentage of revenue as compared to 29% during the first nine months of fiscal 1997.

      Total SG & A expenses increased due to the inclusion of the AeroGo operations in the quarter following the July 1997 acquisition. However, the added level of expense was less than the sales increase, thereby resulting in a favorable reduction in the ratio of total SG & A expense to sales.

Research, Development and Engineering Expenses

      RD & E expenditures increased to $277,511 for the quarter ended April 30, 1998 from $167,787 for the same period last year. This is an increase of $109,724 or 65% from the prior year's third quarter. RD & E expenses as a percentage of revenues remained at 6% between the quarters. RD & E expenditures were $795,424 for the nine month period ending April 30, 1998 as compared to $629,544 in the same period of 1997. This is an increase of $165,880 or 26% from the same period of fiscal 1997. For the nine month period of 1998 RD & E expenditures were 5% of sales as compared to 7% of sales during the same period of 1997.

      While total RD & E investment continues to increase, the lower RD & E spending ratio to sales reflects a return to a spending rate in line with industry norms after several years of accelerated investment and the benefit of combining resources of acquired companies to leverage RD & E investment across all operations of the Company.

Intangibles

      The amortization of intangibles increased to $77,065 for the quarter ended April 30, 1998 from $33,223 for the same period last year. This is an increase of $43,842 or 132% from the prior year's third quarter. For the nine month period ending April 30, 1998, amortization of intangibles was $230,695 as compared to $99,319 in the same period of last fiscal year. This is an increase of $131,376 or 132% from the prior year's nine month period. This increase reflects the amortization of intangibles associated with the acquisition of AeroGo, Inc. made in July 1997.

Interest Expense and Other Income/expense,(net)

      Interest expense increased to $177,448 for the quarter ended April 30, 1998 from $62,630 for the same period last year. This is an increase of $114,818 or 183% from the prior year's third quarter. For the nine month period ending April 30, 1998 interest expense was $737,236 as compared to $175,910 in the same period of last fiscal year. This is an increase of $561,326 or 319% from the prior year's nine month period. The increased interest expense is the result of the increased debt incurred for the AeroGo acquisition and from increased working capital needs.

Income Tax Expense

      Income tax expense increased to $89,860 for the quarter ended April 30, 1998 from $23,590 for the same period last year. This is an increase of $66,270 or 281% from the prior year's third quarter. For the nine month period ended April 30, 1998 income tax expense was $371,860 as compared to $128,907 in the same period of last year. This is an increase of $242,953 or 188%. The increased expense reflects the higher pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisition of AeroGo, Inc. This agreement included an increase to the Company's existing line of credit from $2,000,000 to $4,000,000, a one year note in the amount of $3,000,000 due July 31, 1998 and a seven year note in the amount of $1,900,000. The amended credit agreement included a requirement that the Company obtain additional equity financing of no less than $3,200,000 no later than July 31, 1998. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity and contains other covenants. In April 1998 the Company completed a private placement of common stock which satisfied the Company's agreement to obtain additional equity capital. Proceeds from this financing were used to repay the $3,000,000 one year note and borrowings under the Company's line of credit.

The Company's line of credit of $4,000,000 continues to be extended as requested. As of April 30, 1998, the Company had outstanding borrowings of $2,576,991 under the line of credit which is included in long term debt.

The Company believes cash flow from operations and the funds available under its bank facility will be sufficient to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. Future acquisition activity may require additional financing in the form of debt and/or equity capital.

                           PART II. OTHER INFORMATION


ITEM 2  -- CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Sales of Unregistered Securities

       On February 13th 1998 the Company issued 200,000 shares of common stock to the shareholders of NV Technology, Inc. The acquisition of NV Technology, Inc. was consummated pursuant to a merger of a wholly owned subsidiary of the Company with NV Technology, Inc., pursuant to which the Company acquired all the outstanding capital stock of NV Technology, Inc. in exchange for the issuance of 200,000 shares of the Company's common stock. The Company relied upon the exemption provided by Section 4(2) of the Securities Act for issuance of the shares. In determining such exemption was available, the Company reasonably believed, based upon representations made by the seven shareholders of NV Technology, Inc. that they were acquiring the shares for investment intent, that they acknowledged and understood that the resale of the shares was restricted, that a legend restricting resale of the shares would appear on the stock certificate, and that they had sufficient experience to evaluate the transaction and risks associated with acquisition of the Company's common stock. Each NV Technology, Inc. shareholder received a copy of the Company's 10-K for the year ended July 31, 1997, the Company's Proxy Statement for its annual meeting held in January, 1998, and quarterly reports on form 10Q for the quarter ended October 31, 1997 as well as a summary of the transaction and copies of material documents.

       On April 30, 1998, the Company issued 839,664 shares of Common Stock, along with Warrants to purchase 168,000 shares of Common Stock for total consideration of $4.2 million (the "Financing"). The shares and warrants were issued to two institutional investors and to a director and executive officer of the Company.

       In connection with the Financing, the Company paid commissions to the Boston Group of $380,000 and issued the Boston Group warrants to purchase 79,768 shares of common stock at an exercise price of $5.50 per share.


       The Company relied upon the exemption provided by Rule 506 of Regulation D in connection with issuance of shares and warrants in the Financing and to the Boston Group. Each of the investors in the Financing, and the Boston Group, represented to the Company that they were accredited investors as defined in Rule 501 of Regulation D, that they were acquiring the shares and/or warrants for investment intent and not with a view to distribution. Each investor and the Boston Group represented that they were acquiring the securities for themselves and not for other persons and acknowledged that they had been advised in writing that securities were not registered under the Securities Act and could not be resold unless registered under the Act or an exemption was available. The certificates representing the shares and warrants issued in connection with the Financing and to the Boston Group contained a legend setting forth restrictions on transferability and resale of the securities.

       The warrants issued in the Financing have an exercise price of $8.00 per share and expire, to the extent not exercised, on April 29, 2000. The Company has the right to redeem for $0.01 per warrant all of or any portion of the outstanding warrants at any time after April 30, 1999, if
       (i) the Company has filed a registration statement registering the shares issuable upon exercise of the warrant for resale, (ii) such registration statement has been effective during the 90 day period immediately preceding the date that the Company notifies the warrantholder of its intent to redeem the warrants (the "Notice Date") and (iii) the closing bid of the Company's common stock for each of the 20 consecutive business days ending on a date no earlier than five days prior to the Notice Date is at least $10.00 per share.

       The warrants issued to the Boston Group in connection with the Financing are exercisable for a five-year period. The exercise price of such warrants is $5.50 per share.

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits to Part II

           Exhibit 27          Financial Data Schedule


(b)    Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated February 13, 1998 announcing the merger of NV Technology, Inc. with the Company and containing the containing the related acquisition agreement and plan of merger and unaudited pro forma financial information.

           The Company filed a Current Report on Form 8-K dated May 11, 1998 announcing the completion of a private placement which raised, in gross proceeds, $4,200,000 million in additional equity for the Company via the sale of common stock and warrants.

The items omitted are either inapplicable or are items to which the answer is negative.

                              SI TECHNOLOGIES, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SI TECHNOLOGIES, INC.





                  June 12, 1998   /s/ RICK A. BEETS
                                ------------------------------------------------
                                Rick A. Beets
                                President, CEO
                                (Principal Executive Officer)


                                /s/ PAUL V. CAVANAUGH
                                ------------------------------------------------
                                Paul V. Cavanaugh
                                Vice President, CFO
                                (Principal Financial and Accounting Officer)