Form 10KSB
period 1998-07-31
SI TECHNOLOGIES INC
filed 1998-10-29
CIK 719582

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              F O R M   10 - KSB
 Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

For the Fiscal Year Ended                       Commission File Number 0-12370
July 31, 1998

                             SI TECHNOLOGIES, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                        95-3381440
-------------------------------                 ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Identification Number)                          incorporation or organization)

            4611 South 134th Place, Tukwila, Washington        98168
------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                (206) 244-6100
              --------------------------------------------------
              Registrant's telephone number, including area code

     Securities registered pursuant to Section 12 (b) of the Act:
                                     None

     Securities registered pursuant to Section 12 (g):
                    Common Stock, par value $.01 per share
       ------------------------------------------------------------------
                               (Title of Class)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     Issuer's revenues for most recent fiscal year $23,829,033.

     The number of shares outstanding of each of the issuer's classes of common stock is 3,547,123 (as of October 23, 1998).

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $6,463,107 (as of October 23, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 21, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a rapidly growing designer, manufacturer and marketer of high-performance industrial sensors, weighing and material-handling equipment and systems. Recent acquisitions have diversified the Company's revenue base and positioned SI Technologies as a consolidator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, inspect and measure goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing, forestry, manufacturing, mining, transportation/distribution and waste management.

In recent years, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in the $70-billion industrial sensor, weighing and material handling equipment industry. Driving SI's business expansion are both an aggressive internal product development program and the acquisition of businesses with technology and revenue synergy.

The Company was incorporated in California on May 29, 1979 as IDEA, Invention, Design, Engineering Associates, Inc. and was reincorporated in Delaware on April 20, 1983. In February 1996, the Company changed its name to SI Technologies, Inc. The name SI Technologies serves to preserve a loyal customer following in the Company's dynamic weighing systems business while at the same time representing the broader technologies and business interests of the Company.

The Company's principal executive offices and headquarters are located at 4611 South 134th Place, Seattle, Washington. Headquarters communication information is as follows: telephone, 206-244-6100, fax, 206-246-7195, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.

BUSINESS STRATEGY

The Company aspires to become a leading provider of manufactured devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through acquisition of complementary product and service lines as an industry consolidator in the $70-billion industrial sensor, weighing and material-handling equipment industry. SI Technologies has experienced significant growth since 1990 through a combination of internal growth and strategic acquisitions.

INTERNAL GROWTH

The Company expects to continue generating organic growth through internal product development, entrance into new markets and geographic expansion. In the past several years, internal investment has primarily been focused on expansion of existing product lines and installation of a company-wide marketing information system. In 1999, the Company expects to shift a portion of its internal growth focus to the integration of technologies across product lines and business units, and to the expansion and training of distribution channels to effectively cross-sell products to key markets.

ACQUISITION STRATEGY

SI Technologies pursues a strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. SI Technologies believes it is one of the few domestic acquirers and consolidators of businesses in those markets. In general, the Company pursues the acquisition of businesses that meet the following criteria:

        -    Well-managed companies serving niche industrial markets
        -    Products utilizing technology compatible with SI core technologies
        -    Significant installed product base and successful operating history
        - Complementary products and services that offer cross-selling opportunities
        -    Potential for international business expansion
        -    Predictable cash flow and earnings potential

SI believes its consolidation strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant cost and by leveraging economies of scale in manufacturing operations, and procurement of materials and services. Past the early stages of assimilating acquired companies, SI expects to capitalize on revenue synergies developed through cross selling, joint market development, and sharing and integration of technology across product lines and business units.

The Company intends to finance acquisitions in the near term primarily with debt, relieved subsequently by capital raised through the sale of equity. As the momentum of the consolidation plan increases, the Company expects to utilize equity on an increasing basis as currency in acquisition and merger transactions.

Since 1990, SI Technologies has completed eight acquisitions. The most recent of these were the purchases of Revere Transducers and Allegany Technology, Inc. in July of 1998. Revere Transducers is a manufacturer of industrial sensors and static weighing equipment. Allegany is a manufacturer of dynamic weighing equipment and systems.


                      Date
Acquired Company    Acquired       Primary Products    Industries Served
--------------------------------------------------------------------------------------
Lodec, Inc.           1990         Dynamic & Static    Agriculture, forestry,
                                   Weighing Systems    government

Advanced Recording    1995         Data Recording      Transportation, distribution
Instruments, Inc.                  Instrumentation

Load Measurement      1996         Sensors & Dynamic   Agriculture, waste management
Corporation                        Weighing Systems

Evergreen Weigh,      1996         Dynamic & Static    Aviation, mining,
Inc.                               Weighing Systems    transportation

AeroGo, Inc.          1997         Load Handling &     Aviation/aerospace, automotive,
                                   Moving Systems      manufacturing, general industry

NV Technology, Inc.   1998         Sensors             General industry, food,
                                                       transportation

Allegany Technology,  1998         Dynamic Weighing    Aerospace, transportation,
Inc.                               Equipment & Systems general industry

Revere Transducers,   1998         Sensors & Static    Aviation/aerospace, food,
Inc.                               Weighing Equipment  general industry


Further acquisition detail may be found under the ACQUISITION HISTORY section.

CURRENT ACQUISITION ACTIVITIES

In pursuit of the Company's consolidation strategy, management is continuously evaluating acquisition/merger opportunities with numerous companies ranging in size from $5 million to $50 million in annual revenue. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth, and show potential for strong synergy with the Company's technology, manufacturing operations and marketing and sales organization.

PRODUCTS AND SERVICES

WEIGHING EQUIPMENT & SYSTEMS

SI designs and manufactures dynamic and static electronic weighing equipment and systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company's combined sensor, weighing and material-handling technologies, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load-handling structure, sensors and instrumentation. Many manufacturers of conventional scale systems manufacture only load-handling structures, outsourcing to industry suppliers their sensor and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage and believes our broad expertise can be exploited through our consolidation strategy.

Dynamic weighing systems are installed on transportation vehicles, material-handling equipment and in manufacturing process systems for weight measurement of goods and materials. Weight information generated by these systems has broad application including loading, transporting and delivery payload management; manufacturing process, inventory and quality control; and operations automation. Key products marketed under the ALLEGANY, AIRSCALE, CHECKMATE, ROUTEMAN, SMARTPIN, THE LOGGER, TROJAN, and TUFFER trade names are dynamic "weigh-in-motion" and mobile on-board vehicle and material-handling equipment scales, pallet weighers, crane scales and engineered system scales. SI systems are available as standard products for use with most major original equipment manufacturer (OEM) trucks, trailers, forklifts, loaders, cranes and lifting devices. Products are marketed predominately to the agriculture, construction, forestry, foundry, freight transportation, manufacturing, mining, steel and waste management industries.

Depending on application, specific economic benefit is derived from reduced overweight vehicle fines and delays; reduced time loading, checkweighing and adjusting loads to maximum legal limits; reduced mileage and driving time to checkweighing locations such as commercial in-ground truck scales; immediate measurement and recording of pick-up and delivery weights; reduced equipment abuse, maintenance downtime and expense; and higher capital equipment capacity utilization. Additionally, the weight information produced by these systems is often the critical measurement in controlling batching, blending and mixing operations in the manufacture of materials.

All systems include force measurement sensors and microprocessor-based electronic meters (instrumentation). The meter supplies power to the sensors, provides all operator interface and controls, processes sensor electronic signals to determine weights, and displays and records in memory weight information and other inputs from the system and/or the operator. Force measurement sensors employing electronic strain gage technology measure force values. The electrical resistance of force measurement sensors changes proportionally to the force applied; thus the return signal to the meter varies by load or force.

The company's static weighing system product line consists of scales designed for numerous industrial and aviation weighing applications. Key products marketed under the trade names LODEC, ROAD GUARDIAN, AIR GUARDIAN, ROAD RUNNER, JET WEIGH AND MTSERIES are permanent and portable axle scales, wheel-load weighers, canister load cell systems and heavy-capacity platform scales. Much like dynamic weighing systems, the static weighing systems have broad industrial application. Key markets in which these products enjoy significant market share include aggregate, aviation, construction, freight terminals, land remediation, mining and weight enforcement. Static weighing systems utilize the same technology as dynamic weighing systems; however, they are designed to weigh loads in a static or stationary mode.

MATERIAL HANDLING EQUIPMENT AND SYSTEMS

SI's material handling equipment products consist of load handling, moving and positioning equipment and systems. These products often utilize highly specialized air-bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air-cushion devices that are used to "float" heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AEROGO, AEROCASTER, AEROPLANKS and AEROPALLETS, are the world leaders in practical and efficient methods of alignment, location, movement, rotation and transfer of materials and products weighing from several hundred pounds to more than 6,000 tons.

The Company's load-handling, moving and positioning product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air-cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of engineered products. Engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.

Additional examples of engineered products include: automated guided vehicle systems, transporters, assembly line turntable systems, precision handling and positioning fixtures, quick die/mold changing carts, caisson manufacturing and moving systems, and aircraft inspection turntables.

SI load-handling and moving products commonly represent significant economic benefit in comparison to conventional material handling equipment through lower capital investment in manufacturing site construction, preparation and system installation, and greater operating efficiencies based on system versatility (not limited to following rails or tracks, as typically required with cranes and conveyors). These systems often represent the most viable means for handling extreme material handling applications involving very heavy loads and precision movement and positioning.

SENSORS

The Company's industrial sensor product line consists of a wide range of force measurement devices (FMDs). FMDs, a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, FMDs measure forces such as pressure, weight, mass and torque. Commercially, force measurement devices are used in electronic scales and a wide range of machinery and equipment. SI instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

MARKETING AND SALES

The Company's products are marketed throughout the world primarily through 400 distributors and manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel, and subsidiary business unit marketing and sales operations, the Company maintains North American regional sales offices in California, Georgia, Indiana, Oregon, Pennsylvania, Texas, and British Columbia and Alberta, Canada; and European regional sales offices in France, Germany, the United Kingdom and the Netherlands. Company regional sales personnel assist distributors and representatives, make direct sales call on potential customers in areas not covered by distribution, and support the Company's direct major accounts.

The Company generates leads through a full complement of marketing practices, including advertisement in industry publications, direct-mail advertising, direct-fax advertising, trade show participation and telemarketing. Headquarters and subsidiary personnel initiate the Company's sales process on all inquiries by providing the inquirer with information on Company products and services and qualifying the lead. After qualification, inquiries are either maintained in sales for follow-up by Company sales personnel and distribution, or dispatched to engineering for design, cost estimating and preparation of price quotations or bid packages.

Due to the Company's mix of standard off-the-shelf products and custom-engineered products, the time period between initial inquiry, purchase order receipt and shipment varies widely. Standard product orders are normally shipped within one to three days of purchase order receipt at published prices and with trade terms of FOB factory and 30 days net. Engineered products and projects are subject to specific contract terms negotiated between the Company and customer. Typically, contract terms provide for progress payments, provision for change orders and, on longer-term projects, provision for inflation-based price adjustment. On certain projects, the Company provides complete site preparation, system installation, start-up and customer training services. In this capacity, from time to time, the company serves as a contractor on a time and material basis.

MARKET CONDITIONS AND COMPETITION

MARKET CONDITIONS

Worldwide capital expenditures for industrial sensors, weighing and material-handling equipment and systems have averaged about $70 billion in recent years, with domestic spending accounting for approximately 30% of the total. The industry is mature and overall growth is negligible. Although the overall industry is mature, the Company believes our unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry. Additionally, the high fragmentation of the industry provides similar opportunities for execution of the Company's consolidation acquisition strategy.

Product uniqueness (niche products) is a competitive advantage for SI. Manufacturers of conventional mature products competing for market share with non-differentiated products normally compete primarily on product price and availability. SI's unique products such as dynamic weighing and air-bearing load-handling and moving systems frequently compete within the industry as substitute products or as an alternative means for meeting the customers' needs. As a result of this high level of product differentiation and the application versatility of SI's unique products, the Company believes demand for

SI products is more elastic than demand for conventional products within the industry. Also, as expected with highly differentiated products, SI products have historically produced gross margins higher than the industry average.

Market diversity is a growing competitive advantage for SI. Over the past few years, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company's traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh and Load Measurement Corporation, cross-selling of products and integration of Company sales organizations have steadily increased revenues in the aggregate, agriculture, aviation, construction and mining industries. With the acquisition of AeroGo late in fiscal 1997, and the acquisitions of NV Technology, Allegany Technology and Revere Transducers in fiscal 1998, the Company has further expanded its market diversity and potential for revenue synergies. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 35% of inventory in finished goods. While the Company manufacturers the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

COMPETITION

Competition in the industrial sensor, weighing and material-handling equipment and system industry is extremely fragmented with approximately 6,000 manufacturers and a greater number of distributors and service companies. To the Company's knowledge, there are no competitors with the same product mix as SI. Direct competitors (competing head-to-head with similar products) normally compete on a single product line and are all smaller and have less financial resources than SI. General industry-wide competitors (competing with alternative conventional products) range from very small, local companies to large, international companies with greater financial resources than SI.

In the dynamic and static weighing systems product line, direct competitors are all smaller, privately held companies. Occasionally and on specific applications, the weighing systems product line competes as an alternative product with larger companies that manufacture conventional weighing systems. These companies include Cardinal Scale Manufacturing Company, Fairbanks Scale Company, Mettler-Toledo Holding, Inc. and Weigh-Tronix, Inc. Competition among larger manufacturers of conventional weighing systems, due to lack of product differentiation, is principally based on price, local dealer trade-area presence and relationships, and product availability.

Competition in the industrial sensor product line varies widely depending on customer type and application. Industry standard sensors sold directly to large industrial scale manufacturers compete primarily on price, quality and service. Standard and custom sensors sold to OEMs of other types of products and equipment, and to user customers in process industries, primarily compete on the supplier's ability to provide engineering expertise and assistance, quality, and on-going customer support and service. Competitors range from small, local companies to large, international companies.

Competition in load-handling and moving products is similar to weighing system products. In the air and water bearing product line, all competitors are smaller, privately held companies with less financial resources than the Company. Direct competitors include, Airfloat, Hovair, and Aircaster. In custom-engineered products and projects, the Company normally competes as a substitute or alternative product versus conventional material-handling equipment manufactured by companies ranging in size from much smaller to significantly larger than the Company.

International markets vary widely in competitive issues. In some countries, price competition is more intense than in North America, while in others prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, thus price competition is less intensive. As a result of product uniqueness, innovative design solutions, quality of product and dependability, SI products and services are frequently sold in situations where the Company is not the low bidder.

SIGNIFICANT CUSTOMERS

Historically the Company's primary customers have been transportation, agriculture, forestry, waste management and general industrial companies. Over the past few years, as a result of the Company's consolidation strategy, the customer base has expanded to include the aviation/aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Chrysler, Continental Airlines, Ford, Hyundai, Kraft Foods, Lockheed, Michelin, Mitsubishi, NASA, Siemens, Waste Management and Weyerhaeuser.

While a significant portion of the Company's annual revenues represent repeat business from its customers, no individual customer represents 10% or more of the Company's revenues.

ACQUISITION HISTORY

ACQUISITION OF LODEC, INC.

In March 1990, the Company acquired Lodec, Inc., a Washington corporation. As a manufacturer of dynamic and static weighing systems, Lodec was a direct competitor of the Company at the time of acquisition. Lodec's primary product at the time of acquisition was an on-board weighing system. The acquisition of Lodec increased the Company's market share in on-board weighing systems, expanded the product line through the addition of Lodec portable axle scales, and brought the Company an international dealer organization in Latin America, Europe and Asia. In January of 1991, the Company consolidated all Lodec operations into the Weighing Systems Division operation in Seattle, Washington.

ASSET PURCHASE FROM ADVANCED RECORDING INSTRUMENTS, INC.

In October 1995, the Company purchased the assets of Advanced Recording Instruments, Inc. (ARI). The asset purchase included the ARI on-board data recorder and operations information system product lines, all related technology, trade names, inventory and fixed assets. Acquisition of the ARI product line strengthened the Company's ability to serve a growing customer demand for operations information useful for improving the performance of material-handling and transportation operations. System utilization benefits include increased operations efficiency, lower equipment maintenance costs, better safety records, reduced manual report generation and improved customer service.

ACQUISITION OF EVERGREEN WEIGH, INC.

In April 1996, the Company acquired Evergreen Weigh, Inc. (Evergreen), a Washington corporation. Evergreen is a manufacturer of dynamic and static weighing systems. Evergreen's primary products include weigh-in-motion on-board scales for material-handling equipment, axle scales and wheel-load weighers. Key markets served by Evergreen products include the aviation, heavy construction, mining, quarry and transportation industries. The acquisition of Evergreen expanded the Company's product line and increased the number of markets in which the Company sells products. SI and Evergreen sales organizations merged into one integrated sales organization shortly after the acquisition. Evergreen operations were consolidated into the Company's Weighing Systems Division in Seattle in June of 1997.

ASSET PURCHASE FROM LOAD MEASUREMENT CORPORATION

In June 1996, the Company purchased the assets of Load Measurement Corporation (LMC). The asset purchase included the LMC on-board weighing system product lines, all related technology, trade names and inventory. LMC products are designed for and marketed primarily to the agriculture industry.

ACQUISITION OF AEROGO, INC.

In July 1997 the Company acquired AeroGo, Inc., a Washington corporation. AeroGo is a world leader in the design and manufacture of load-handling, moving and positioning systems. AeroGo products, utilizing both standard and highly specialized air bearing movement systems, are marketed chiefly to aviation/aerospace, automotive, construction, manufacturing, maritime and general industry. AeroGo's material-handling expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, step conveyors and flexible manufacturing systems.

The acquisition of AeroGo provided the Company with an entrance to the material-handling equipment industry where additional acquisitions of complementary products and businesses will be pursued. In October 1997, the Company consolidated the manufacture of all Company-fabricated products into the AeroGo operation in Seattle, Washington.

ACQUISITION OF NV TECHNOLOGY, INC.

In February 1998, the Company acquired NV Technology, Inc. (NV), a Nevada corporation. The transaction, which was a tax-free merger, was accounted for as a pooling-of-interest. NV is a manufacturer of high-performance, stainless steel sensors. The addition of NV's National Institute of Science & Technology (NIST) certified products expanded the Company's business in legal-for-trade, weighing and process control applications. NV operations were relocated from Las Vegas, Nevada to the Company's Weighing System Division in Seattle in June of 1998.

ACQUISITION OF ALLEGANY TECHNOLOGY, INC.

In July 1998, the Company acquired Allegany Technology, Inc. (Allegany), a Delaware corporation. Allegany is a leading designer and manufacturer of specialty sensors, industrial crane and lift truck scales, along with billet weighing systems. Allegany's unique billet weighing systems increase productivity and profitability in the steel and heavy metals industries. Other major markets for Allegany products include aerospace, distribution, manufacturing, transportation and warehousing. Allegany products expanded the Company's strong position as a manufacturer of weighing products for niche markets.

ACQUISITION OF REVERE TRANSDUCERS

In July 1998, the Company acquired Revere Transducers, Inc. and Revere Transducers Europe B.V. from Harnischfeger Industries (NYSE-HPH). Revere is headquartered in Tustin, California, with operations in Tustin and Breda, the Netherlands. Revere is one of the four largest manufacturers of electronic weighing load cells, sensors and related devices in the industry, with world wide market share estimated at 8%. In addition to a highly recognized brand name, the acquisition of Revere brings the Company new technology and manufacturing capability in the design and manufacture of proprietary strain gages and a manufacturing facility and marketing organization in Europe.

BACKLOG

At July 31, 1998, the Company's backlog was $7,819,506, compared with $2,277,738 on July 31, 1997. The Company's backlog consists of written orders and commitments believed to be firm and shippable in fiscal 1999, and, in comparison to 1997, includes backlog attributable to companies acquired during 1998; Allegany Technology, Inc. and Revere Transducers. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company's future performance.

EMPLOYEES

At July 31, 1998, the Company employed 441 full time employees.

SOURCES OF SUPPLY

The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

PATENTS AND TRADEMARKS

The Company holds 24 patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 1999 to 2016. The company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

FOREIGN OPERATIONS

Included in the consolidated balance sheet at July 31, 1998 are the identifiable assets of the Company's subsidiary, Revere Transducers Europe B.V., which total approximately $5,787,000. Revere Transducers Europe was acquired by the Company at July 1, 1998 and was included in the results of operations from that date. The subsidiary is located in the Netherlands, and had sales of $1,116,192 and operating profits of $73,731 for the one month included in the year ended July 31, 1998.

EXPORT SALES

The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:


                                                  1998           1997           1996
                                               ----------     ----------     ----------
  Americas                                     $2,477,000     $2,459,000     $2,756,000
  Asia/Pacific                                  2,316,000      2,351,000        497,000
  Europe/Africa                                   969,000        628,000        689,000
                                               ----------     ----------     ----------
                                               $5,762,000     $5,438,000     $3,942,000
                                               ----------     ----------     ----------
                                               ----------     ----------     ----------


ITEM 2.  PROPERTIES


                                              Square
Location                 Utilization         Footage      Leased or Owned    Lease Termination
--------                 -----------         -------      ---------------    -----------------
UNITED STATES
Tukwila, WA       Corporate offices and
                  manufacturing and sales
                  offices for the Weighing
                  Systems Division            30,000          Leased            April 2004

Tustin, CA        Manufacturing and sales
                  for the U.S. operations
                  of Revere Transducers       93,000          Leased            November 2004

Tukwila, WA       Manufacturing and sales
                  offices for AeroGo, Inc.    55,000          Leased            April 2004

Cumberland, MD    Manufacturing and sales
                  offices for Allegany
                  Technology, Inc.            35,000          Owned

Cumberland, MD    Aircraft hanger              5,000          Owned

INTERNATIONAL
Breda, the        Manufacturing and
Netherlands       sales offices for the
                  European operations of
                  Revere Transducers          22,000          Leased            June 2007

Kelowna, B.C.,    Sales and distribution
Canada            center                       3,000          Leased            May 2001


The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in various legal actions. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these actions will not have a material impact on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of October 23, 1998, there were 233 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared nor paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 1998 and fiscal 1997:

                         Price Range of Common Shares

                                          1998                      1997
                                   --------------------      --------------------
                                    HIGH          LOW         HIGH           LOW
                                   -----        -------      -----          -----
1st Quarter                        7 1/4        4            3 1/2          2 3/8
2nd Quarter                        8 1/4        4 13/16      3 3/8          2 1/8
3rd Quarter                        7            5            2 3/4          1 1/2
4th Quarter                        8 1/2        5 1/4        4 5/8          1 7/8


DIVIDEND POLICY

     The Company has never declared nor paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

                             SI TECHNOLOGIES, INC.
                     Selected Consolidated Financial Data
                              Year ended July 31


                                     1998        1997(1)      1996(1)      1995(1)      1994(1)
                                     ----        -------      -------      -------      -------
Net sales                         $23,829,033  $14,123,243  $12,385,777  $10,603,692  $8,383,531

Net earnings                          830,379      499,276      666,546      361,462     121,709

Net earnings per share
  basic                                  0.30         0.20         0.26         0.14        0.05

Net earnings per share
  diluted                                0.28         0.19         0.25         0.14        0.05

Total assets                       39,997,005   17,604,726   10,131,990    7,921,466   7,505,022

Long-term debt, less
  current portion                  12,134,989    4,348,405    1,952,162      670,792     867,529

Other long-term obligations         1,932,607      178,300      468,000      407,200     412,400


(1) as restated for the NV Technology acquisition

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated. Since 1990, the Company has acquired eight businesses. As a result of the impact of these acquisitions, and the integration of the acquired operations on the Company's business, results of operations for prior periods are not necessarily comparable with or indicative of operations for current or future periods.


                                                                               Percent
                                        Year ended July 31                Increase/(Decrease)
                                                                       1998 vs.      1997 vs.
                                  1998         1997          1996        1997          1996
                                  ----         ----          ----      --------      --------
Net Sales                        100.0%       100.0%        100.0%       68.7%         14.0%

Cost of sales                     57.4         57.8          54.6        67.6          20.5
                                 --------------------------------

Gross profit                      42.6         42.2          45.4        70.2           6.2

Selling, general and
  administrative                  26.1         27.2          25.8        61.8          20.2

Research, development
  and engineering                  5.2          5.8           9.7        50.6         (31.2)

Amortization of intangibles        1.4          1.0           0.9       130.5          31.7
                                  -------------------------------
Operating expense                 32.7         34.0          36.4        62.0           6.8
                                  -------------------------------
Operating profit                   9.9          8.2           9.0       104.3           3.9

Interest expense                  (4.0)        (2.3)         (1.1)      195.9         128.3

Other income                       -            0.1            .3       (64.7)        (65.0)
                                   ------------------------------
Earnings before income tax         5.9          6.0           8.2        66.7         (16.3)

Income tax                        (2.4)        (2.5)         (2.8)       67.2           0.5
                                   ------------------------------
Net earnings                       3.5          3.5           5.4        66.3         (25.1)
                                   ------------------------------
                                   ------------------------------


RESULTS OF OPERATIONS

The Company grew significantly in 1998. Sales, earnings and cash flow increased to record levels. This performance is reflective of the acquisitions completed in 1997 and 1998. Due to the magnitude of these acquisitions, and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

NET SALES

Net sales for the year ended July 31, 1998 increased $9,705,790 or 69% to $23,829,033 from $14,123,243 for the year ended July 31, 1997. The increase in sales is primarily attributable to the acquisitions of AeroGo, Inc., Allegany Technology, Inc., NV Technology, Inc. and Revere Transducers.

Net sales from load-handling, moving and positioning systems increased by approximately $7.4 million, industrial sensors net sales increased approximately $2.5 million and weighing systems net sales decreased approximately $.2 million. The growth in load-handling and moving systems reflects the incorporation of AeroGo sales for a full year in 1998 as compared to one month in 1997. The growth in industrial sensors sales reflects both acquisition related increases from Revere Transducers products as well as organic sales growth of new and existing products in the NV Technology line. Weighing systems sales continued to be affected by the weak forestry market. For the third consecutive year, sales to the depressed forestry markets have decreased. This result has been offset by higher sales to the waste market, which recovered in 1998 as compared to 1997, and from increased sales of portable scale products. Weighing systems sales also benefited from the results of the Allegany Technology acquisition, which were included from the July 1, 1998 acquisition date. The increased revenue base has resulted in a more diverse customer universe that reduces the Company's dependence on any single product line, market or geographic region.

Net sales for 1997 increased by $1,737,466 or 14% over the 1996 net sales of $12,385,777. Revenues from new weighing systems and load-handling and moving products, and increased sales to new markets for weighing systems more than offset decreased weighing system sales to the Company's traditional forestry and waste management markets. Since early 1996, the forestry and waste management industries have decreased capital equipment expenditures as a direct result of declining pulp prices.

International sales increased to $6.9 million in 1998 from $5.4 million in 1997. International sales accounted for 29% and 38% of total Company sales in 1998 and 1997 respectively. The decreased proportion of international sales reflects a reduced proportion of sales to Canadian and Asia Pacific markets. International sales are transacted both in U.S. dollars and in local currency. Sales in local foreign currency are generally in Canadian and European markets. Sales in other markets are generally conducted in U.S. dollars. Due to the acquisition of Revere Transducers' European operations, future sales are likely to have a larger component that are conducted in non-U.S. dollar currencies. There has not been a significant impact on the financial statements due to changes in currency rates.

GROSS PROFIT

Gross profit for the year ended July 31, 1998 increased $4,189,162 or 70% to $10,156,654 from $5,967,492 for the year ended July 31, 1997. This increase in gross profit is directly attributable to higher sales volume resulting from acquisitions completed in late fiscal 1997, and in fiscal 1998. The corresponding gross margins for the periods were 42.6% and 42.2%, respectively.

The gross profit margins of future periods are likely to be lower than the levels of recent years. Some products and markets of recently acquired companies experience lower average margins that those that the Company has historically recorded. Consequently, the Company anticipates these products will lower the gross margin percentage reported in the future.

Gross profit for the year ended July 31, 1997 increased $348,590 or 6% to $5,967,492 from $5,618,902 for the year ended July 31, 1996. Corresponding gross margins for the periods were 42.2% and 45.4%. The decrease in gross margin resulted from increased price pressure for products serving the forestry and waste management industries and start-up efficiencies associated with relocating the manufacturing of the acquired Evergreen Weigh products into the Company's primary manufacturing facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended July 31, 1998 and 1997 were $6,212,443 and $3,838,825, respectively. This is an increase of $2,373,618 or 62%. The increase is primarily related to the acquisitions discussed above. Selling, general and administrative expenses as a percentage of sales was 26% in 1998 as compared to 27% in 1997. This decrease as a percentage of sales is the result of administrative savings derived from combining acquired operations with the Company's existing businesses.

Selling, general and administrative expenses for the years ended July 31, 1997 and 1996 were $3,838,825 and $3,193,852, respectively. This is an increase of $644,973 or 20%. The increase is primarily related to the inclusion of acquired companies. As a percentage of sales, S,G&A expenses were 27.2% in 1997 as compared to 25.8% in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research, development and engineering expenses for the years ended July 31, 1998 and 1997 were $1,242,533 and $825,312, respectively. This is an increase of $417,221 or 51%. Spending as a percentage of sales was 5.2% in 1998 and 5.8% in 1997. The increase in dollar amount is attributable to the acquisitions noted earlier.

Research, development and engineering expenses for the years ended July 31, 1997 and 1996 were $825,312 and $1,200,412, respectively. This is a decrease of $375,100 or 31%. Expenses decreased as a result of the Company completing several product development projects early in 1997. These decreases more than offset the increased spending resulting from the incorporation of acquired company operations during the year.

AMORTIZATION EXPENSES

Intangible amortization expenses amounted to $339,114 in 1998 as compared to $147,126 in 1997. This is an increase of $191,988 or 130%. In 1997 intangible amortization increased $35,382 over the amount recorded in the year ended July 31, 1996 of $111,744. The increases in amortization in both years were the results of increases in the costs in excess of assets acquired recorded for the acquisitions completed during those years.

INTEREST AND OTHER INCOME

Interest expense for 1998 increased $629,294, or 196%, to $950,601 from $321,307 in 1997. This increase in interest reflects the costs of additional borrowings required to finance the AeroGo, Allegany Technology and Revere Transducers acquisitions. Interest expense in 1996 was $140,764.

Other income was $5,416 in 1998 as compared to $15,354 in 1997. In 1996 other income was $43,832. The amount in 1996 includes the non-recurring recovery of a previously written off bad debt.

INCOME TAXES

Income tax expense for the years ended July 31, 1998 and 1997 was $587,000 and $351,000, respectively. The Company's effective tax rate was 41% in both 1998 and 1997. The effective tax rate exceeds the U.S. federal corporate income tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes and due to state income taxes.

Income tax expense in 1997 of $351,000 increased by $1,584 as compared to the $349,416 recorded in 1996. The Company's effective tax rate in 1996 was 34%.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998 the Company's cash position was $573,863 compared to $155,826 at July 31, 1997. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $6,889,483 from $704,176 at July 31, 1997. This increase reflects the impact of incorporating the acquisitions discussed earlier.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash provided by operations in 1998 was $1,024,768. During 1997, cash provided by operations was $141,358. In April 1998, the Company sold 839,664 shares of common stock and used the net proceeds (approximately $3,653,000) to reduce debt incurred with the acquisition of AeroGo, Inc.

The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $350,000 in 1999 as compared to $217,000 in 1998. Excluding payments under the Company's lines of credit, principal payments made under notes payable totaled approximately $4,098,000 for the year ended July 31, 1998. In 1999, approximately $4,430,000 in principal will be due on notes payable.

In July 1998, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisitions of Allegany Technology, Inc. and Revere Transducers. This agreement included an increase to the Company's existing line of credit from $4,000,000 to $8,000,000, a one-year note in the amount of $3,000,000, a seven-year note in the amount of $5,000,000 and the continuation of a seven-year note (due in 2004) with a balance of $1,628,571 as of July 31, 1998. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,000,000 no later than July 1, 1999. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity, and other covenants.

The Company's $8,000,000 line of credit, maturing November 1999, continues to be extended as requested. As of July 31, 1998, the Company had borrowings of $5,911,009 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of July 31, 1998, the Company had borrowings of $1,993,200 under the line of credit.

Except with respect to funding any future acquisitions, the Company believes that cash flow from operations, funds available under its bank facilities and the anticipated equity financing will be sufficient to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. The Company believes that it could obtain the capital necessary to make additional acquisitions primarily through either issuances of common or preferred stock or debt, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

YEAR 2000 INITIATIVES

The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's information processing systems. The Company regularly updates its information systems capabilities and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers who may incur disruptions as a result of year 2000 software issues. The Company is taking steps to assess the year 2000 status of its significant customers and suppliers. The Company has not yet developed a contingency plan to operate in the event that any critical systems are not year 2000 compliant, or if failure of vendors, suppliers or third party systems have a material effect on the Company. Accordingly, no assurances can be given that the Company's results of operations will not be affected by this global issue.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

ITEM 7.  FINANCIAL STATEMENTS


                                                                   (FORM 10-KSB)
                                                                      Pages(s)
  Report of Independent Certified Public Accountants .  . . . . .        21
  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .        22
  Consolidated Statements of Earnings . . . . . . . . . . . . . .        23
  Consolidated Statement of Stockholders' Equity  . . . . . . . .        24
  Consolidated Statements of Cash Flows . . . . . . . . . . . . .        25
  Notes to Consolidated Financial Statements . . . .  . . . . . .       26-38


                       Consolidated Financial Statements

                             SI TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                         July 31, 1998, 1997 and 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

  /s/ Grant Thornton LLP
--------------------------
    Grant Thornton LLP

Seattle, Washington
October 23, 1998

                    SI Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                   July 31,

                                    ASSETS


                                                           1998           1997
                                                       ------------   ------------
CURRENT ASSETS
  Cash                                                 $    573,863   $    155,826
  Trade accounts receivable, less allowance
    for doubtful accounts of $466,134 in 1998
    and $147,714 in 1997                                  7,764,447      2,969,852
  Inventories                                            11,026,104      3,465,316
  Deferred tax asset                                      1,245,000        262,100
  Refundable income taxes                                         -        702,546
  Other current assets                                      498,533        301,856
                                                       ------------   ------------
      Total current assets                               21,107,947      7,857,496

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization                           8,049,006      1,477,401

OTHER ASSETS
  Intangible assets, net                                 10,217,389      7,613,787
  Other                                                     622,663        656,042
                                                       ------------   ------------
                                                      $  39,997,005  $  17,604,726
                                                       ------------   ------------
                                                       ------------   ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                        $  5,104,411   $  3,085,000
  Current maturities of long-term debt                    1,319,060        515,552
  Put option obligations                                          -        385,000
  Trade accounts payable                                  3,758,849      1,974,507
  Income taxes payable                                      134,280              -
  Accrued liabilities                                     3,901,864      1,193,261
                                                       ------------   ------------
    Total current liabilities                            14,218,464      7,153,320

LONG-TERM DEBT, less current maturities                  12,134,989      4,348,405
OTHER LIABILITIES                                         1,385,307              -
DEFERRED TAXES                                              547,300        178,300
COMMITMENTS and CONTINGENCIES                                     -              -

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
    authorized, 2,000,000 shares; none outstanding                -              -
  Common stock, par value $.01 per share;
    authorized, 10,000,000; issued and outstanding,
    3,547,123 in 1998 and 2,547,240 in 1997                  35,471         25,472
  Additional paid-in capital                             10,320,765      5,391,256
  Retained earnings                                       1,338,352        507,973
  Cumulative translation adjustment                          16,357              -
                                                       ------------   ------------
                                                         11,710,945      5,924,701
                                                       ------------   ------------
                                                      $  39,997,005  $  17,604,726
                                                       ------------   ------------
                                                       ------------   ------------

The accompanying notes are an integral part of these statements.

                    SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended July 31,


                                                         1998           1997           1996
                                                    -------------  -------------  -------------
Net sales                                           $  23,829,033  $  14,123,243  $  12,385,777
Cost of sales                                          13,672,379      8,155,751      6,766,875
                                                    -------------  -------------  -------------
    Gross profit                                       10,156,654      5,967,492      5,618,902

Operating expenses:
  Selling, general and administrative                   6,212,443      3,838,825      3,193,852
  Research, development and engineering                 1,242,533        825,312      1,200,412
  Amortization of intangibles                             339,114        147,126        111,744
                                                    -------------  -------------  -------------
                                                        7,794,090      4,811,263      4,506,008
                                                    -------------  -------------  -------------
    Earnings from operations                            2,362,564      1,156,229      1,112,894

Interest expense                                         (950,601)      (321,307)      (140,764)
Other income, net                                           5,416         15,354         43,832
                                                    -------------  -------------  -------------
    Net earnings before income taxes                    1,417,379        850,276      1,015,962

Income tax expense                                       (587,000)      (351,000)      (349,416)
                                                    -------------  -------------  -------------

NET EARNINGS                                           $  830,379     $  499,276     $  666,546
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
Earnings per common share                              $      .30     $      .20     $      .26
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

Earnings per common share, assuming dilution           $      .28     $      .19     $      .25
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

The accompanying notes are an integral part of these statements.

                    SI Technologies, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended July 31, 1998, 1997 and 1996


                                                     Common Stock          Additional      Retained    Cumulative       Total
                                                                             Paid-in       earnings    translation   stockholders'
                                                Shares         Amount        Capital      (deficit)     adjustment      equity
                                              ---------       --------     ----------     ---------    -----------   -------------
Balance, August 1, 1995, as
  previously reported                         2,347,240        $23,472     $4,769,268     $(403,487)     $       -     $4,389,253

Adjustment for pooling of
  interest merger                               200,000          2,000        621,988      (254,362)             -        369,626
                                              ---------       --------     ----------     ---------    -----------   -------------
Balance, August 1, 1995, as restated          2,547,240         25,472      5,391,256      (657,849)             -      4,758,879

Net earnings                                          -              -              -       666,546              -        666,546
                                              ---------       --------     ----------     ---------    -----------   -------------
Balance, July 31, 1996                        2,547,240         25,472      5,391,256         8,697              -      5,425,425

Net earnings                                          -              -              -       499,276              -        499,276
                                              ---------       --------     ----------     ---------    -----------   -------------
Balance, July 31, 1997                        2,547,240         25,472      5,391,256       507,973              -      5,924,701

Expiration of put option obligations                  -              -        385,000             -              -        385,000
Compensation associated with stock bonus              -              -         72,000             -              -         72,000
Proceeds from exercise of stock options          18,000            180         29,632             -              -         29,812
Proceeds from sale of common stock, net of
  issuance costs                                839,664          8,397      3,644,303             -              -      3,652,700
Issuance of common stock related
  to acquisition                                142,219          1,422        798,574             -              -        799,996
Foreign currency translation adjustment               -              -              -             -         16,357         16,357

Net earnings                                          -              -              -       830,379              -        830,379
                                              ---------       --------     ----------     ---------    -----------   -------------
Balance, July 31, 1998                        3,547,123      $  35,471    $10,320,765    $1,338,352     $   16,357   $ 11,710,945
                                              ---------       --------     ----------     ---------    -----------   -------------
                                              ---------       --------     ----------     ---------    -----------   -------------


The accompanying notes are an integral part of this statement.

                    SI Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended July 31,


                                                         1998            1997           1996
                                                      -----------     ----------     ----------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings                                        $   830,379     $  499,276     $  666,546
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                         996,069        552,731        390,670
    Deferred income taxes                                  32,344        171,500         70,400
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable              (646,309)       (11,374)      (323,869)
      Decrease (increase) in inventories                 (634,615)       545,253       (549,299)
      Decrease in refundable income taxes                 702,546         22,431              -
      Decrease (increase) in other current assets          43,749        (83,390)       (88,190)
      Increase (decrease) in trade accounts payable      (264,320)    (1,307,814)       358,869
      Decrease in accrued liabilities                    (283,691)      (101,225)      (374,684)
      Increase (decrease) in income taxes payable         248,616       (146,030)      (114,285)
                                                      -----------     ----------     ----------
        Net cash provided by operating activities       1,024,768        141,358         36,158

Cash flows from investing activities:
  Increase in other assets                                (61,828)      (341,065)      (250,950)
  Purchase of property and equipment                     (216,870)      (427,060)      (450,804)
  Acquisition of subsidiaries (net of $260,297
    cash acquired in 1998, $1,159,395 in 1997
    and $2,181 in 1996)                               (10,286,722)    (4,840,605)      (997,819)
                                                      -----------     ----------     ----------
        Net cash used in investing activities         (10,565,420)    (5,608,730)    (1,699,573)

Cash flows from financing activities:
  Borrowings on notes payable                           3,088,290      3,079,452              -
  Borrowings on line of credit, net                     2,197,852        516,787        339,131
  Proceeds from long-term debt                          5,000,000      3,000,000      1,000,000
  Proceeds from sale of common stock                    3,682,512              -              -
  Payments on notes payable                            (3,323,129)             -              -
  Payments on long-term debt                             (775,193)    (1,138,305)      (372,782)
  Other                                                    72,000        100,000        225,910
                                                      -----------     ----------     ----------
        Net cash provided by financing activities       9,942,332      5,557,934      1,192,259

Foreign currency translation adjustment                    16,357              -              -
                                                      -----------     ----------     ----------
Net increase (decrease) in cash                           418,037         90,562       (471,156)
Cash at beginning of year                                 155,826         65,264        536,420
                                                      -----------     ----------     ----------
Cash at end of year                                   $   573,863     $  155,826     $   65,264
                                                      -----------     ----------     ----------
                                                      -----------     ----------     ----------
Cash paid during the year for:
  Interest                                            $   778,539     $  236,776     $  136,901
  Income taxes                                        $   567,866     $  297,801     $  383,575

Noncash investing and financing activities:
In conjunction with the acquisition, as described in Note B, liabilities were assumed as follows:

  Fair value of assets acquired                       $22,331,983     $8,873,558     $1,455,689
  Consideration given                                  11,347,015      6,000,000      1,000,000
                                                      -----------     ----------     ----------
  Liabilities assumed                                 $10,984,968     $2,873,558     $  455,689
                                                      -----------     ----------     ----------
                                                      -----------     ----------     ----------


The accompanying notes are an integral part of these statements.

                    SI Technologies, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1998, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SI Technologies, Inc. designs, manufactures and markets high performance industrial sensors, weighing and material handling equipment and systems, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Sales are made to customers throughout the world. A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SI Technologies, Inc. (SI or Company) and its subsidiaries; AeroGo, Inc., Allegany Technology, Inc., Evergreen Weigh, Inc., Revere Transducers, Inc., Revere Transducers Europe B.V., AeroGo Export, Inc., and IDEAutomation International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Uncompleted contracts are included in inventory at the accumulated cost of each contract not in excess of realizable value.

3.   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Estimated service lives of property and equipment are as follows:


     Machinery and equipment                       2 to 10 years
     Buildings                                          35 years
     Leasehold improvements                        2 to 10 years


The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

4.   INTANGIBLE ASSETS

Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition which are amortized using the straight-line method primarily over periods of 25 to 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $1,302,162 and $963,048 at July 31, 1998 and 1997, respectively.

5.   CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs with an unamortized cost of $383,380 and $450,700 at July 31, 1998 and 1997, respectively, are reflected as other assets in the accompanying consolidated balance sheets. These costs are being amortized over periods ranging from one to three years. Amortization expense charged to operations relating to these costs totaled approximately $92,700, $39,700 and $23,700 for the years ended July 31, 1998, 1997 and
1996, respectively.

6.   PRODUCT WARRANTY

Product warranty costs are estimated and accrued at the time sales are recorded.

7.   REVENUE RECOGNITION

Sales are recorded at the time of shipment for equipment and for special orders with relatively short production time requirements. On long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated losses are recorded in total when they become evident. Accounts receivable include $373,327 and $346,830 at July 31, 1998 and 1997 respectively, of excess costs and related profits over amounts billed. Such billings are generally made and collected in the subsequent year.

8.   FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal year. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and have not been significant in amount.

9.   USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

10.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

NOTE B - BUSINESS COMBINATIONS

1.   NV TECHNOLOGY, INC.

Effective February 1998, the Company completed a merger with NV Technology, Inc. (NV) by exchanging 200,000 shares of its common stock for all of the common stock of NV. NV is engaged in the manufacture of industrial sensors. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though NV had always been a part of the Company.

Prior to the merger, NV's fiscal year ended on December 31. In recording the business combination, NV's prior period financial statements have been restated to a year ended July 31, to conform with the Company's year end. There were no transactions between the Company and NV prior to the combination, and adjustments were recorded to conform NV's accounting policies. Certain reclassifications were made to the NV financial statements to conform to the Company's presentation.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.


                                                   (Unaudited)
                                                 Six Months Ended    Year Ended     Year Ended
                                                     1/31/98           7/31/97        7/31/96
                                                 ----------------   ------------   -------------
Net sales
  SI Technologies                                  $  9,976,607     $ 12,894,711   $  11,087,537
  NV Technology                                         835,567        1,228,532       1,298,240
                                                   ------------     ------------   -------------
  Combined                                         $ 10,812,174     $ 14,123,243   $  12,385,777
                                                   ------------     ------------   -------------
                                                   ------------     ------------   -------------

Net Earnings
  SI Technologies                                  $    405,928     $    582,685   $     581,189
  NV Technology                                          28,543          (83,409)         85,357
                                                   ------------     ------------   -------------
  Combined                                         $    434,471     $    499,276   $     666,546
                                                   ------------     ------------   -------------
                                                   ------------     ------------   -------------


2.   REVERE TRANSDUCERS

Effective July 1, 1998, the Company purchased 100% of the common stock of Revere Transducers, Inc. and Revere Transducers Europe B.V. (jointly - Revere) for $8,282,000 in cash. Revere is engaged in the manufacture of industrial sensors and weighing equipment. The combination is accounted for under the purchase method of accounting. The fair value of net assets acquired exceeded the acquisition cost by $552,297. This amount has been applied to reduce the fair value of recorded property and equipment.
Earnings include the results of operations of Revere from the acquisition date, July 1, 1998. The purchase of Revere was funded by the net proceeds from the note payable from the bank and the term loan from the bank described in Notes E and G.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of Revere as if it had occurred on August 1, 1996.


                                                     (Unaudited)    (Unaudited)
                                                       7/31/98        7/31/97
                                                     -----------    -----------
Net sales                                            $43,144,471    $33,837,119

Net earnings (loss)                                  $   495,156    $(1,305,654)

Earnings (loss) per share                            $       .17    $      (.26)


3.   ALLEGANY TECHNOLOGY, INC.

Effective July 1, 1998, the Company purchased 100% of the common stock of Allegany Technology, Inc. (Allegany) for $2,888,290 in cash and SI common stock. Allegany is engaged in the manufacture of industrial sensors and weighing equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $2,810,537 is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of Allegany from the acquisition date, July 1, 1998. The purchase of Allegany was funded by borrowings under the Company's line of credit and from the issuance of 142,219 shares of common stock.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of Allegany as if it had occurred on August 1, 1996.


                                                      (Unaudited)    (Unaudited)
                                                        7/31/98        7/31/97
                                                      -----------    -----------
Net sales                                             $25,541,856    $17,821,645

Net earnings (loss)                                   $  (136,089)   $   256,168

Earnings (loss) per share                             $      (.05)   $       .10


4.   AEROGO, INC.

Effective July 1, 1997, the Company purchased 100% of the common stock of AeroGo, Inc. (AeroGo) for $6,000,000 in cash. AeroGo is engaged in the manufacture of material handling equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $4,347,468 is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of AeroGo from the acquisition date, July 1, 1997.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of AeroGo as if it had occurred on August 1, 1995.


                                                      (Unaudited)    (Unaudited)
                                                        7/31/97        7/31/96
                                                      -----------    -----------
Net sales                                             $21,652,000    $20,876,000

Net earnings                                          $   311,600    $   822,400

Earnings per share                                    $       .12    $       .31


5.   EVERGREEN WEIGH, INC.

Effective April 1, 1996, the Company purchased 100% of the common stock of Evergreen Weigh, Inc. (Evergreen) for $1,000,000 in cash. Evergreen is principally engaged in the manufacture of weighing equipment. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $467,482 is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of Evergreen from the acquisition date, April 1, 1996.

The following table reflects the unaudited pro forma consolidated results of operations of the acquisition of Evergreen as if it had occurred on August 1, 1995.


                                                      (Unaudited)
                                                        7/31/96
                                                      -----------
Net sales                                             $13,819,000

Net earnings                                          $   651,800

Earnings per share                                    $       .25


NOTE C - INVENTORIES

Inventories consist of the following at July 31:


                                                         1998           1997
                                                     ------------   ------------
Raw materials                                        $  4,782,003   $  1,139,556
Work in process                                         2,434,209        786,474
Finished goods                                          3,809,892      1,539,286
                                                     ------------   ------------
                                                     $ 11,026,104   $  3,465,316
                                                     ------------   ------------
                                                     ------------   ------------

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:


                                                          1998           1997
                                                       ----------     ----------
Machinery and equipment                                $7,837,765     $3,052,691
Buildings                                                 730,680              -
Leasehold improvements                                  1,485,153        163,759
                                                       ----------     ----------
                                                       10,053,598      3,216,450
Less accumulated depreciation and amortization          2,254,592      1,739,049
                                                       ----------     ----------
                                                        7,799,006      1,477,401

Land                                                      250,000              -
                                                       ----------     ----------
                                                       $8,049,006     $1,477,401
                                                       ----------     ----------
                                                       ----------     ----------


NOTE E - NOTES PAYABLE

In conjunction with the Revere Transducers acquisition described in Note B, the Company entered into a term loan payable to a bank for $3,000,000. The balance outstanding at July 31, 1998 totaled $3,022,921 due to currency translation. The loan requires monthly interest only payments until July 1, 1999 when the loan is due in full. The interest rate on the note is 11.75%. The Company has the option to convert this loan subject to the terms and conditions of the $5 million note payable to the bank described in Note G if the Company's funded debt ratio at April 30, 1999 is less than or equal to 2:0 to 1. The note is secured by all assets of the Company and is subject to the financial covenants described in Note G.

The Company has a working capital line of credit with a bank for the purpose of financing the operations of its Revere Transducers Europe subsidiary. The line is available up to a maximum of approximately $3,250,000. As of July 31, 1998 the outstanding balance amounted to $1,993,200. The line of credit bears interest at 4.6%. The line of credit is secured by the inventories and accounts receivable of Revere Transducers Europe.

A note payable in the amount of $88,290 is due to shareholders of an acquired company. The note bears interest at 5% and is due July 1999.

The note payable as of July 31, 1997 was paid in full in April 1998.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 31:


                                                           1998           1997
                                                       ----------       --------
Accrued salaries, wages and
  other compensation                                   $2,522,981       $450,209
Product start up and warranty reserve                     408,050        361,500
Distributor commissions                                    62,601        190,298
Accrued legal and settlement costs                        536,425              -
Customer advances in excess of costs incurred                   -         75,708
Other                                                     371,807        115,546
                                                       ----------       --------
                                                       $3,901,864     $1,193,261
                                                       ----------       --------
                                                       ----------       --------


NOTE G - LONG-TERM DEBT

Long-term debt consists of the following at July 31:


                                                                   1998          1997
                                                               -----------   -----------
Revolving line of credit with a bank for up to $8,000,000
  ($4,000,000 at July, 31 1997), interest at the prime rate
  plus 1%, .5%, .25% or at prime or LIBOR plus 3.25%, 2.75%,
  2.5% or 2.25% depending on certain financial ratios of the
  Company (9.5% at July 31, 1998 and July 31, 1997), secured by trade accounts receivable, inventories and certain
  equipment, due November 1999                                 $ 5,911,009   $ 2,174,836

Note payable to bank in monthly installments of $59,524 plus interest at the prime rate plus 1.125%, .6875%, .375% or at prime or LIBOR plus 3.375%, 3%, 2.625% or 2.375% depending on certain financial ratios of the Company (9.625% at
  July 31, 1998), secured by all assets, due July 2005           5,000,000             -

Note payable to bank in monthly installments of $22,619 plus interest at the prime rate plus 1.125%, .6875% or .25% or
  LIBOR plus 3.375%, 3% or 2.625%, depending on certain
  financial ratios of the Company (9.625% at July 31, 1998
  and 1997), secured by all assets, due July 2004                1,628,571     1,900,000

Note payable to bank in monthly installments of $3,626
  including interest at 9.25%, secured by real estate,
  due January 2011                                                 540,310             -

Note payable to bank, paid in full February 1998                         -       243,610

Other unsecured notes payable, at interest rates ranging
  from 5% to 9%, due between 1999 and 2003                         374,159       545,511
                                                               -----------   -----------
                                                                13,454,049     4,863,957
Less current maturities                                          1,319,060       515,552
                                                               -----------   -----------
                                                               $12,134,989   $ 4,348,405
                                                               -----------   -----------
                                                               -----------   -----------

Aggregate maturities of long-term debt are approximately as follows at July 31, 1998:


Year ending July 31,
--------------------
     1999                                                 $  1,319,060
     2000                                                    7,000,900
     2001                                                    1,040,800
     2002                                                    1,035,900
     2003                                                    1,034,600
     Thereafter                                              2,022,789
                                                          ------------
                                                          $ 13,454,049
                                                          ------------
                                                          ------------

The Company is required to maintain certain levels of working capital, net worth and cash flow ratios and may not pay any cash dividends under terms of its credit agreement.

NOTE H - OTHER LIABILITIES

Other liabilities consist of the following at July 31, 1998:

   Deferred lease costs                                  $  981,331
   Deferred rent                                            403,976
                                                         ----------
                                                         $1,385,307
                                                         ----------
                                                         ----------

Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $994,593. The deferred lease cost is amortized over 74 months, the remaining life of the lease. Aggregate maturities of deferred lease costs are as follows at July 31, 1998:


 Year ending July 31,
 --------------------
     1999                                                  $  159,100
     2000                                                     159,100
     2001                                                     159,100
     2002                                                     159,100
     2003                                                     159,100
     Thereafter                                               185,831
                                                           ----------
                                                           $  981,331
                                                           ----------
                                                           ----------


NOTE I - STOCKHOLDERS' EQUITY

1.   COMMON STOCK

As of January 1998, the authorized number of shares of common stock was increased from 5,000,000 shares to 10,000,000 shares.

2.   PRIVATE PLACEMENT OF EQUITY

In April 1998, the Company completed a private placement of securities. The offering consisted of 168 units, each unit consisting of 4,998 shares of common stock and two-year warrants to purchase 1,000 shares of common stock at $8.00 per share. The offering raised $4.2 million in gross proceeds of which the Company received approximately $3.7 million after commissions and expenses.

In connection with the private placement offering, the Company also provided the underwriter with a warrant entitling the holder to purchase 80,000 shares of common stock at $5.50 per shares, exercisable for five years.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.   Leases

The Company leases the majority of its manufacturing and office space and certain equipment under terms of noncancelable operating leases.

Future minimum lease payments under noncancelable operating leases as of July 31, 1998 are approximately as follows:


Year ending July 31,
--------------------
     1999                                                   $1,065,900
     2000                                                      878,500
     2001                                                      855,900
     2002                                                      882,800
     2003                                                      891,500
     Thereafter                                                782,800
                                                            ----------
                                                            $5,357,400
                                                            ----------
                                                            ----------


Rent expense, net of sublease income, under noncancelable operating leases was approximately $510,500, $416,000 and $319,900 for the years ended July 31, 1998, 1997 and 1996, respectively.

2.   CONSULTING AND NON-COMPETE AGREEMENTS

Certain former executives of a company acquired in a prior year entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have a term of ten years. Future payments under these agreements are as follows:


Year ending July 31,
--------------------
     1999                                                     $122,500
     2000                                                      122,500
     2001                                                      107,500
     2002                                                       62,500
     2003                                                       62,500
     Thereafter                                                166,700
                                                              --------
                                                              $644,200
                                                              --------
                                                              --------


The expense associated with these agreements totaled $122,500, $122,500 and $44,833 for the years ended July 31, 1998, 1997and 1996, respectively.

3.   LITIGATION

The Company is engaged in various legal actions. In the opinion of management, based upon advice of counsel, adequate accruals and settlements are provided for in the consolidated financial statements and the ultimate outcome of these actions will not have a material impact on the Company's consolidated financial statements.

NOTE K - INCOME TAXES

The Company accounts for income taxes on the liability method as prescibed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

Income tax expense consists of the following for the year ended July 31:

                                                           1998           1997           1996
                                                         --------       --------       --------
Current expense                                          $462,700       $179,500       $279,016
Deferred expense                                          124,300        171,500         70,400
                                                         --------       --------       --------
                                                         $587,000       $351,000       $349,416
                                                         --------       --------       --------
                                                         --------       --------       --------

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:


                                                           1998           1997           1996
                                                         --------       --------       --------
Tax at statutory rate                                    $481,900       $293,800       $345,400
Nondeductible goodwill                                    108,400         61,000         50,000
State and foreign taxes                                    41,000          3,000         16,000
Foreign sales corporation                                 (13,400)       (24,400)             -
Credits and net operating losses utilized                 (46,900)        (4,400)       (42,900)
Other                                                      16,000         22,000        (19,084)
                                                         --------       --------       --------
                                                         $587,000     $  351,000     $  349,416
                                                         --------       --------       --------
                                                         --------       --------       --------


The components of deferred taxes included in the balance sheet are as follows at July 31:


                                                          1998           1997
                                                       ----------     ----------
Deferred tax asset:
  Accrued vacation and warranty                        $  268,500     $  112,000
  Provision for bad debts                                  55,400         41,900
  Accrued liabilities not paid                            129,900          4,000
  Inventory reserve and capitalized overhead              785,800        100,400
  Foreign currency adjustment                               5,400          3,800
                                                       ----------     ----------
                                                       $1,245,000     $  262,100
                                                       ----------     ----------
                                                       ----------     ----------
Deferred tax liability:
  Excess of tax over book depreciation                 $  880,900     $  178,300
  Deferred lease costs                                   (333,600)             -
                                                       ----------     ----------
                                                       $  547,300     $  178,300
                                                       ----------     ----------
                                                       ----------     ----------


NOTE L - STOCK OPTION PLAN

The Company implemented a new stock option plan in 1995 and has authorized a total of 300,000 shares of common stock to be set aside for grants. Additionally, options are outstanding under the old plan which expired July 31, 1994. The vesting and expiration dates of the stock options are at the discretion of the Board of Directors.

The Company has adapted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans which does not require recognition of compensation expense due to options being granted at fair value on the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings and earnings per share would be reduced to the pro forma amounts indicated below:


                                        1998                    1997                 1996
                                      --------                --------             --------
Net earnings
  As reported                         $830,379                $499,276             $666,546
  Pro forma                           $726,875                $420,005             $640,595

Earnings per common share
  As reported - basic                 $    .30                $    .20             $    .26
  Pro forma                           $    .26                $    .17             $    .25

  As reported - diluted               $    .28                $    .19             $    .25
  Pro forma                           $    .24                $    .16             $    .14


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 1998, 1997 and 1996, respectively: dividend yields are nil, expected volatility of 54, 52 and 40 percent; risk-free interest rate of 6.2%; and expected option lives of 6.9, 7.8 and 6.6 years, respectively. The weighted-average fair value of options granted during the periods ending July 31, 1998, 1997 and 1996, for which the weighted average exercise price equals the market price on the grant date was $4.88, $3.63 and $2.36, respectively.

 The following tables summarize information concerning currently outstanding and exercisable stock options:


                                   Stock Options Outstanding   Weighted-Average Exercise Price
                                   -------------------------   -------------------------------
Balance, August 1, 1995                     151,000                     $1.77

Granted                                     101,500                     $4.39
Exercised                                         -                     $   -
Expired/canceled                            (10,000)                    $4.50
                                            -------
Balance, July 31, 1996                      242,500                     $2.75

Granted                                     125,000                     $2.15
Exercised                                         -                     $   -
Expired/canceled                            (21,000)                    $3.90
                                            -------
Balance, July 31, 1997                      346,500                     $2.47

Granted                                      60,000                     $4.75
Exercised                                   (18,000)                    $1.66
Expired/canceled                            (12,000)                    $2.13
                                            -------
Balance, July 31, 1998                      376,500                     $2.87
                                            -------
                                            -------

                                                     Weighted-Average
                              Number of Shares     Remaining Contractual     Weighted-Average
Range of Exercise Prices        Outstanding            Life in Years          Exercise Price
------------------------      ----------------     ---------------------     ----------------
      $1-$2                       200,000                   6.9                    $1.70
      $2-$3                        40,500                   8.3                    $2.94
      $3-$4                         1,000                   7.3                    $3.25
      $4-$5                       125,000                   8.1                    $4.55
      $5-$6                        10,000                   9.8                    $5.88
                                  -------
                                  376,500
                                  -------
                                  -------



                              Number of Shares     Weighted-Average
Range of Exercise Prices         Exercisable        Exercise Price
------------------------      ----------------     ----------------
      $1-$2                        127,000              $1.64
      $2-$3                         36,300              $2.96
      $3-$4                            400              $3.25
      $4-$5                         45,000              $4.50
                                   -------
                                   208,700
                                   -------
                                   -------


NOTE M - EARNINGS PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). This statement simplified the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. In accordance with SFAS No. 128, all prior-period EPS data has been restated to conform with the provisions of the statement.

Earnings per share are based on the average number of shares outstanding during each period and income available to common shareholders. Earnings per share assuming dilution are based on the assumption that outstanding stock options and warrants were exercised.

The table below presents the information used to compute earnings per common share, with and without dilution:


                                                          For the Year Ended July 31, 1998
                                                       ---------------------------------------
                                                         Earnings        Shares      Per Share
                                                       (Numerator)    (Denominator)    Amount
                                                       -----------    -------------  ---------
Earnings per common share
Earnings available to common stockholders              $  830,379       2,801,431      $  .30
                                                                                       ------
                                                                                       ------
Effect of dilutive securities
 Stock options                                                  -         154,339
 Warrants                                                       -          33,688
                                                       ----------       ---------
Earnings per common share
  assuming dilution
    Earnings available to common stockholders
      and effect of assumed conversions                $  830,379       2,989,458      $  .28
                                                       ----------       ---------      ------
                                                       ----------       ---------      ------


                                                          For the Year Ended July 31, 1997
                                                       ---------------------------------------
                                                         Earnings        Shares      Per Share
                                                       (Numerator)    (Denominator)    Amount
                                                       -----------    -------------  ---------
Earnings per common share
Earnings available to common stockholders              $  499,276       2,547,240      $  .20
                                                                                       ------
                                                                                       ------
Effect of dilutive securities
  Stock options                                                 -         108,807
                                                       ----------       ---------
Earnings per common share
  assuming dilution
Earnings available to common stockholders
  and effect of assumed conversions                    $  499,276       2,656,047      $  .19
                                                       ----------       ---------      ------
                                                       ----------       ---------      ------

                                                          For the Year Ended July 31, 1996
                                                       ---------------------------------------
                                                         Earnings        Shares      Per Share
                                                       (Numerator)    (Denominator)    Amount
                                                       -----------    -------------  ---------
Earnings per common share
Earnings available to common stockholders              $  666,546       2,547,240      $  .26
                                                                                       ------
                                                                                       ------
Effect of dilutive securities
  Stock options                                                 -          78,848
                                                       ----------       ---------
Earnings per common share
  assuming dilution
Earnings available to common stockholders
and effect of assumed conversions                      $  666,546      2,626,088       $  .25
                                                       ----------      ---------       ------
                                                       ----------      ---------       ------


Warrants to purchase 168,000 shares of common stock at $8.00 per share were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

NOTE N - GEOGRAPHIC CONCENTRATIONS

1    FOREIGN OPERATIONS

Included in the consolidated balance sheet at July 31, 1998 are the identifiable assets of the Company's subsidiary, Revere Transducers Europe B.V., which total approximately $5,787,000. This subsidiary is located in the Netherlands, and had sales of $1,116,192 and operating profits of $73,731 for the year ended July 31, 1998.

2    EXPORT SALES

The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:


                                                          1998           1997           1996
                                                       ----------     ----------     ----------
Americas                                               $2,477,000     $2,459,000     $2,756,000
Asia/Pacific                                            2,316,000      2,351,000        497,000
Europe/Africa                                             969,000        628,000        689,000
                                                       ----------     ----------     ----------
                                                       $5,762,000     $5,438,000     $3,942,000
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


NOTE O - BENEFIT PLANS

The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $111,600, $19,400 and $17,000 for the years ended July 31, 1998, 1997 and
1996, respectively.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of Statement of Financial Accounting Standards No. 107 - "Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

1.   NOTES PAYABLE

The carrying amount approximates fair value because of the short maturities of the notes payable and the fact that the term loan and working capital line of credit originated in July 1998.

2.   LONG-TERM DEBT

Quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value approximated the carrying value at July 31, 1998.

NOTE Q - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of SFAS No. 130 will have no significant impact on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. Provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of SFAS 131 will have no significant impact on the Company's consolidated financial statements.

                                   PART III

     The information required by ITEMS 9, 10, 11 AND 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants fiscal year end, July 31, 1998.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)                 Exhibits
               The following documents are filed herewith for informational purposes, but are not part of this Annual Report, except as otherwise indicated.
2 (a)          Acquisition Agreement and Plan of Merger dated July 21, 1997 among SI
               Technologies, Inc., SI Acquisition Corporation, AeroGo, Inc.,
               Kurtis V. Kosty, Peter J Berger, Stanley B. McDonald, Robert J.
               Behnke and T. Evans Wyckoff (Incorporated by reference to the current report on Form 8-K dated July 22, 1997)
2 (b)          Acquisition Agreement and Plan of Merger dated April 12, 1996 among SI
               Technologies, Inc., SI Acquisition Corporation, Evergreen Weigh,
               Inc., Carl Harris and Ruth Harris (Incorporated by reference to the current report on Form 8-K dated April 12, 1996)
2 (c)          Acquisition Agreement and Plan of Merger dated February 12, 1998 among SI
               Technologies, Inc., NV Technology, Inc. (a Washington
               corporation), NV Technology, Inc. (a Nevada corporation), Marvin
               Moist and Ted Dawson (Incorporated by reference to the current report on Form 8-K dated February 13, 1998)
2 (d)          Stock Purchase Agreement among Dobson Park Industries, Inc., HCHC, Inc., and SI
               Technologies, Inc. dated as of July 10, 1998 (Incorporated by reference to the current report on Form 8-K dated July 14, 1998)
2 (e)          Acquisition Agreement and Plan of Merger among SI Technologies, Inc., SI
               Acquisition of Delaware Corporation, Allegany, Inc. and Mark
               Stern and Judy Stern dated as of July 10, 1998 (Incorporated by reference to the current report of Form 8-K dated July 14, 1998)
3 (a)          Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)
3 (b)          By-Laws (1)
3 (c)          Certificate of Amendment to the Certificate of Incorporation of SI
               Technologies, Inc.(Incorporated by reference to the Company's
               Quarterly Report on Form 10-QSB for the fiscal quarter ended
               January 31, 1998)
4 (a)          Specimen certificate evidencing shares of Common Stock (Incorporated by reference to the same exhibit number as the Company's Annual
               Report on Form 10-KSB for the fiscal year ending July 31, 1993)
4 (b)          Form of Subscription Agreement Supplement incorporated in the Company's
               April 1998 financing (Incorporated by reference to the Company's
               Registration Statement on Form S-3 dated July 31, 1998)
4 (c)          Form of Subscription Agreement Supplement incorporated by reference into the Company's Subscription Agreement (Incorporated by reference to the Company's Registration Statement on Form S-3 dated July
               31, 1998)
4 (d)          Form of Warrant issued in connection with the Company's April 1998 financing
               (Incorporated by reference to the Company's Registration
               Statement on Form S-3 dated July 31, 1998)
4 (e)          Form of Placement Agent Warrant issued in connection with the Company's April 1998 financing (Incorporated by reference to the Company's
               Registration Statement on Form S-3 dated July 31, 1998)


4 (f)          Registration Rights Agreement entered into by and between the Company and participants in the Company's April 1998 financing (Incorporated by reference to the Company's Registration Statement on Form S-3
               dated July 31, 1998)
10 (a)         1994 Stock Option Plan (Incorporated by reference to the Company's Proxy Statement for the annual meeting held January 19, 1995)
10 (b)         Amended and Restated 1984-85 Stock Option Plan (Incorporated by reference to the same exhibit number to the Company's Annual Report on Form
               10-KSB for the fiscal year ending July 31, 1994)
10 (c)         Lease between Halverson-Lindell and SI dated November 20, 1988, for the premises located at 4611 South 134th Place, Tukwila, Washington.
               (Incorporated by reference to exhibit 1 to the Company's Annual
               Report on Form 10K for fiscal year ending July 31, 1989)
21             Subsidiaries of the Registrant
23             Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-8 and Form S-3
27 (a)         Financial Data Schedule July 31, 1998
27 (b)         Financial Data Schedule Restated for NV Technology merger
(b)            Reports of Form 8-K
               The Company filed a Current Report on Form 8-K dated July 14, 1998 announcing the acquisition of Allegany, Inc., Revere Transducers, Inc. and
               Revere Transducers Europe B.V. by the Company and containing the related acquisition agreement and plan of merger and the stock purchase agreement.

(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement of Form S-1 (File No. 2-83781), as amended.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SI TECHNOLOGIES, INC.

DATED:  October 28, 1998               /s/ Rick A. Beets
                                       --------------------------------------
                                       Rick A. Beets, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 28, 1998 by the following persons in the capacities indicated:

                                       /s/ Rick A. Beets
                                       --------------------------------------
                                       Rick A. Beets, President, CEO and
                                       Director
                                       (Principal Executive Officer)

                                       /s/ Paul V. Cavanaugh
                                       --------------------------------------
                                       Paul V. Cavanaugh, Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                       /s/ Edward A. Alkire
                                       --------------------------------------
                                       Edward A. Alkire, Director, Secretary

                                       /s/ Ralph E. Crump
                                       --------------------------------------
                                       Ralph E. Crump, Chairman of the Board,
                                       Director, Treasurer

                                       /s/ S. Scott Crump
                                       --------------------------------------
                                       S. Scott Crump, Director

                                       /s/ D. Dean Spatz
                                       --------------------------------------
                                       D. Dean Spatz, Director

                                       /s/ Heinz Zweipfennig
                                       --------------------------------------
                                       Heinz Zweipfennig, Director

(a)    EXHIBITS

       The following documents are filed for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

21     Subsidiaries of the Registrant

23 Consent of Grant Thornton to incorporate by reference of financial statements into Registration Statement

27 (a) Financial Data Schedule - Year ended July 31, 1998

27 (b) Financial Data Schedule - Restated for NV Technology merger