Form 10QSB
period 1998-10-31
SI TECHNOLOGIES INC
filed 1998-12-15
CIK 719582

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                 F O R M   10 - QSB

                   Quarterly Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number 0-12370
October 31, 1998

                               SI TECHNOLOGIES, INC.
         ------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

               Delaware                                95-3381440
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

               4611 South 134th Place, Seattle, Washington     98168
         ------------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

                                   (206) 244-6100
                 --------------------------------------------------
                 Registrant's telephone number, including area code

                                        SAME
       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

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

                       (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,547,123 shares of Common Stock, par value $.01 on December 9, 1998.

-------------------------------------------------------------------------------
                                      1

ITEM 1.  FINANCIAL STATEMENTS

                               SI TECHNOLOGIES, INC.
                            Consolidated Balance Sheets

                                                                  October 31, 1998
                                                                     (Unaudited)       July 31, 1998
                                                                  ----------------     -------------
Assets
Current assets:
     Cash                                                            $   197,297        $   573,863
     Trade accounts receivable, less allowance for doubtful
      accounts of $367,551 and $466,134 respectively                   8,518,866          7,764,447
     Inventory                                                        10,988,436         11,026,104
     Deferred tax asset                                                1,245,000          1,245,000
     Other current assets                                                733,774            498,533
                                                                     -----------        -----------
           Total current assets                                       21,683,373         21,107,947
Property and equipment, less accumulated depreciation
 and amortization                                                      8,101,178          8,049,006

Other assets:
     Intangible assets, net                                           10,174,250         10,217,389
     Other                                                               515,485            622,663
                                                                     -----------        -----------
                                                                     $40,474,286        $39,997,005
                                                                     -----------        -----------
                                                                     -----------        -----------
Liabilities and stockholders' equity
Current liabilities:
     Notes payable to bank                                           $ 4,776,304        $ 5,104,411
     Current maturities of long-term debt                              1,284,147          1,319,060
     Trade accounts payable                                            3,201,892          3,758,849
     Income taxes payable                                                280,881            134,280
     Accrued liabilities                                               3,398,846          3,901,864
                                                                     -----------        -----------
           Total current liabilities                                  12,942,070         14,218,464

Long term debt, less current maturities                               13,565,778         12,134,989
Other liabilities                                                      1,368,231          1,385,307
Deferred taxes                                                           541,594            547,300

Stockholders' equity
     Preferred stock, par value $0.01 per share; Authorized
      2,000,000  shares; none outstanding                                      -                  -
     Common stock, par value $.01 per share.  Authorized
      10,000,000 shares; issued and outstanding, 3,547,123                35,471             35,471
     Additional paid-in capital                                       10,320,765         10,320,765
     Retained earnings                                                 1,539,058          1,338,352
     Cumulative translation adjustment                                   161,319             16,357
                                                                     -----------        -----------
           Total stockholders' equity                                 12,056,613         11,710,945
                                                                     -----------        -----------
                                                                     $40,474,286        $39,997,005
                                                                     -----------        -----------
                                                                     -----------        -----------

               See notes to consolidated financial statements

-------------------------------------------------------------------------------

                               SI TECHNOLOGIES, INC.
                        Consolidated Statements of Earnings
                                    (Unaudited)

                                                       For the three month period ended
                                                                  October 31
                                                       --------------------------------
                                                            1998               1997
                                                       --------------------------------
Net sales                                               $11,348,008         $5,345,640
Cost of sales                                             6,959,302          3,001,686
                                                        ------------------------------
          Gross profit                                    4,388,706          2,343,954

Operating expenses:
     Selling, general and administrative                  2,689,955          1,332,335
     Research, development and engineering                  710,918            265,118
     Amortization of intangibles                            112,954             78,219
                                                        ------------------------------
                                                          3,513,827          1,675,672
                                                        ------------------------------
          Earnings from operations                          874,879            668,282

Interest expense                                           (438,339)          (294,082)

Other income, net                                             1,801              3,087
                                                        ------------------------------
          Net earnings before income taxes                  438,341            377,287

Income tax expense                                         (237,635)          (139,000)
                                                        ------------------------------
          NET INCOME                                    $   200,706         $  238,287
                                                        ------------------------------
                                                        ------------------------------
Earnings per common share-basic                         $      0.06         $     0.09

Earnings per common share-diluted                       $      0.05         $     0.09
                                                        ------------------------------
                                                        ------------------------------
Average shares outstanding-basic                          3,547,123          2,547,240
                                                        ------------------------------
                                                        ------------------------------
Average shares outstanding-diluted                        3,717,421          2,743,564
                                                        ------------------------------
                                                        ------------------------------

               See notes to consolidated financial statements

-------------------------------------------------------------------------------

                               SI TECHNOLOGIES, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                    For the three month period ended
                                                                                October 31
                                                                    --------------------------------
                                                                         1998                1997
                                                                    --------------------------------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                    $   200,706           $ 240,618
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
          Depreciation and amortization                                  537,241             214,593
          Deferred income taxes                                           (5,706)             11,155

          Changes in operating assets and liabilities:
              Increase in trade accounts receivable                     (754,419)           (478,457)
              Decrease (increase) in inventories                          37,668            (189,813)
              Decrease in refundable income taxes                              -             319,844
              (Increase) decrease in other current assets               (235,241)             64,939
              Increase (decrease) in trade accounts payable             (556,957)           (386,457)
              Increase (decrease) in accrued liabilities                (503,018)           (314,705)
              Increase in income taxes payable                           146,600                 335
                                                                     -------------------------------
     Net cash provided by (used in) operating activities              (1,133,126)           (517,948)

Cash flows from investing activities:
     Increase in other assets                                                  -             (18,650)
     Purchase of equipment and software development                     (192,708)            (79,207)
     Acquisition expenses                                               (246,387)                  -
                                                                     -------------------------------
     Net cash used in investing activities                              (439,095)            (97,857)

Cash flows from financing activities:
     Borrowings on line of credit                                      1,430,789             665,764
     Payments on long-term debt                                         (380,096)            (96,952)
                                                                     -------------------------------
     Net cash provided by financing activities                         1,050,693             568,812

Foreign currency translation adjustment                                  144,962                   -

Net decrease in cash                                                    (376,566)            (46,993)

Cash at beginning of period                                              573,863             155,826
                                                                     -------------------------------
Cash at end of period                                                $   197,297           $ 108,833
                                                                     -------------------------------
                                                                     -------------------------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                        $   386,841           $  65,341
     Income taxes                                                    $   283,101           $  76,000

               See notes to consolidated financial statements

-------------------------------------------------------------------------------

                               SI TECHNOLOGIES, INC.
                     Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 1999. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1998.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                    October 31, 1998      July 31, 1998
                                       (unaudited)
     Raw Materials                     $ 4,649,185         $ 4,782,003
     Work in Progress                    1,952,397           2,434,209
     Finished Goods                      4,396,854           3,809,892
                                       -------------------------------
                                       $10,998,436         $11,026,104
                                       -------------------------------
                                       -------------------------------

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                 For the Three month period
                                                   ended October 31, 1998
                                           -----------------------------------------
                                                                         Per Share
                                                Income         Shares      Amount
                                               --------      ---------   ---------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders        $200,706      3,547,123      $0.06

EFFECT OF DILUTIVE SECURITIES
Stock options                                                  170,298
                                                             ---------
DILUTED EPS
Income available to common shareholders
  plus assumed conversions                     $200,706      3,717,421      $0.05
                                               ----------------------------------
                                               ----------------------------------

                                                 For the Three month period
                                                   ended October 31, 1997
                                           -----------------------------------------
                                                                         Per Share
                                                Income         Shares      Amount
                                               --------      ---------   ---------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders        $238,287      2,547,240      $0.09

EFFECT OF DILUTIVE SECURITIES
Stock options                                                  196,324
                                                             ---------
DILUTED EPS
Income available to common shareholders
  plus assumed conversions                     $238,287      2,743,564      $0.09
                                               ----------------------------------
                                               ----------------------------------

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a rapidly growing designer, manufacturer and marketer of high-performance industrial sensors and controls, and engineered equipment and systems. Recent acquisitions have diversified the Company's revenue base and positioned SI Technologies as a consolidator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

In recent years, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in selected segments of a $70-billion industrial component and equipment market. Driving SI's business expansion are both an aggressive internal product development program and the acquisition of businesses with technology and revenue synergy.

PRODUCTS AND SERVICES

ENGINEERED EQUIPMENT AND SYSTEMS

WEIGHING

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

Dynamic weighing systems are installed on transportation vehicles, material-handling equipment and in manufacturing process systems for weight measurement of goods and materials. Weight information generated by these systems has broad application including loading, transporting and delivery payload management; manufacturing process, inventory and quality control; and operations automation. Key products marketed under the AIRSCALE, ALLEGANY, CHECKMATE, EVERGREEN WEIGH, STRUCTURAL INSTRUMENTATION, ROUTEMAN, SMARTPIN, THE LOGGER, TROJAN, and TUFFER trade names are dynamic "weigh-in-motion" and mobile on-board vehicle and material-handling equipment scales, pallet weighers, crane scales and engineered system scales. SI systems are available as standard products for use with most major original equipment manufacturer (OEM) trucks, trailers, forklifts, loaders, cranes and lifting devices. Products are marketed predominately to the agriculture, construction, forestry, foundry, freight transportation, manufacturing, mining, steel and waste management industries.

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

MATERIAL HANDLING

SI's material handling equipment products consist of load handling, moving and positioning equipment and systems. These products often utilize highly specialized air-bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air-cushion devices that are used to "float" heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water

-------------------------------------------------------------------------------
bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AEROCASTER, AEROGO, AEROPALLETS and AEROPLANKS, are the world leaders in practical and efficient methods of movement, transfer, location, rotation and alignment of materials and products weighing from several hundred pounds to more than 6,000 tons.

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

SENSORS AND CONTROLS

The Company's industrial sensors and controls products consists of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. These devices, representing a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Commercially, the products are used for measurement, inspection and control. SI sensor and control products are principally used in electronic weighing equipment; batching, blending, mixing, fill-by-weight and product inspection operations and, machinery operation and control systems. SI controls/instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

RESULTS OF OPERATIONS

SALES
     Net sales increased to $11,348,008 for the quarter ended October 31, 1998 from $5,345,640 for the same period last year. This is an increase of $6,002,368 or 112% from the prior year's first quarter results.

     The increased sales in the quarter are the result of incremental sales resulting from the inclusion of Revere Transducers and Allegany Technology operations which were acquired in July 1998.

GROSS PROFIT
     Gross profit for the quarter was $4,388,706 compared to $2,343,954 in the first quarter last year. This is an increase of $2,044,752 or 87% from the prior year's first quarter results.

     Gross profit as a percentage of sales was 39% in this year's first quarter as compared to 44% in last year's first quarter. Variations in gross margin reflect varying product mixes in one period as compared to another. The gross profit margins of future periods are likely to be lower than the levels of recent years. Some products and markets of recently acquired companies experience lower average margins that those that the Company has historically recorded. Consequently, the Company anticipates these products will lower the gross margin percentage reported in the future.

-------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     SG & A expenses increased to $2,689,955 for the quarter ended October 31, 1998 from $1,332,335 for the same period last year. This is an increase of $1,357,620 or 102% from the prior year's first quarter.
     SG & A expense as a percentage of revenue was 24% in this year's first quarter and 25% in the first quarter of last year.

     Total SG & A expenses increased due to the inclusion of the Revere Transducers and Allegany Technology operations in the quarter following the July 1998 acquisition. However, the added level of expense was lower than the sales increase, thereby resulting in a modest reduction in the ratio of total SG & A expense (24% this year vs. 25% last year) to total sales in the period.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
     RD & E expenditures increased to $710,918 for the quarter ended October 31, 1998 from $265,118 for the same period last year. This is an increase of $445,800 or 168% from the prior year's first quarter. RD & E expenses as a percentage of revenues increased to 6% from 5% in the same quarter of last year.

INTANGIBLES
     The amortization of intangibles increased to $112,954 for the quarter ended October 31, 1998 from $78,219 for the same period last year. This is an increase of $34,735 or 44% from the prior year's first quarter. This increase reflects the amortization of intangibles associated with the acquisition of Allegany Technology made in July 1998.

INTEREST EXPENSE AND OTHER INCOME,(NET)
     Interest expense increased to $438,339 for the quarter ended October 31, 1998 from $294,082 for the same period last year. This is an increase of $144,257 or 49% from the prior year's first quarter. The increased interest expense is the result of the debt incurred for the Revere Transducers and Allegany Technology acquisitions and from increased working capital needs.

     Other income, net was $1,801 in the first quarter as compared to $3,087 in last year's first quarter. This is a decrease of $1,286 from the prior year's first quarter.

INCOME TAX EXPENSE
     Income tax expense increased to $237,635 for the quarter ended October 31, 1998 from $139,000 for the same period last year. This is an increase of $98,635 or 71% from the prior year's first quarter. The increased expense reflects the higher pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION
Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES
At October 31, 1998 the Company's cash position was $197,297 compared to $573,863 at July 31, 1998. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $8,741,303 from $6,889,483 at July 31, 1998.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash used by operations during the quarter ended October 31, 1998 was $1,133,126. During the same quarter of the prior year, cash used by operations was $517,948.

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

-------------------------------------------------------------------------------

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

The Company's $8,000,000 line of credit, maturing November 1999, continues to be extended as requested. As of October 31, 1998, the Company had borrowings of $7,562,184 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of October 31, 1998, the Company had borrowings of $1,688,014 under the line of credit.

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

-------------------------------------------------------------------------------

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

                                    SI TECHNOLOGIES, INC.


December 14, 1998                        /s/   Paul V. Cavanaugh
                                    -------------------------------------------
                                                 Paul V. Cavanaugh
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



-------------------------------------------------------------------------------
                                      10