Form 10QSB
period 1999-01-31
SI TECHNOLOGIES INC
filed 1999-03-17
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                F O R M 10 - QSB
            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the Quarter Ended                           Commission File Number 0-12370
January 31, 1999

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


                                      SAME
       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X     No
                               --------    -------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. 3,547,123 shares of Common Stock, par value $.01 on March 12, 1999.


--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     SI Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31, 1999          July 31, 1998
                                                                                (Unaudited)
                                                                              ------------------------ -------------
ASSETS
CURRENT ASSETS
    Cash                                                                       $    365,745             $    573,863
    Trade accounts receivable, less allowance for doubtful accounts
       of $314,656 and $466,134 respectively                                      7,591,092                7,391,120
    Unbilled revenues                                                               581,127                  373,327
    Inventories                                                                  11,039,197               11,026,104
    Deferred tax asset                                                            1,245,000                1,245,000
    Net assets held for sale                                                        878,207                        -
    Other current assets                                                            717,790                  498,533
                                                                             --------------           --------------
                Total current assets                                             22,418,158               21,107,947

PROPERTY AND EQUIPMENT, less accumulated depreciation and
    amortization                                                                  7,081,033                8,049,006
OTHER ASSETS
    Intangible assets, net                                                       10,079,473               10,217,389
    Other                                                                           425,616                  622,663
                                                                             --------------           --------------

                                                                               $ 40,004,280             $ 39,997,005
                                                                             --------------           --------------
                                                                             --------------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                              $  5,637,860            $   5,104,411
    Current maturities of long-term debt                                          1,211,860                1,319,060
    Trade accounts payable                                                        3,429,442                3,758,849
    Customer advances                                                               710,016                      -
    Income taxes payable                                                            131,312                  134,280
    Accrued liabilities                                                           2,838,282                3,901,864
                                                                             --------------           --------------

                Total current liabilities                                        13,958,772               14,218,464

LONG-TERM DEBT, less current maturities                                          12,162,986               12,134,989
OTHER LIABILITIES                                                                 1,282,852                1,385,307
DEFERRED TAXES                                                                      541,594                  547,300
COMMITMENTS and CONTINGENCIES                                                             -                      -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized, 2,000,000                      -                      -
       shares; none outstanding
    Common stock, par value $.01 per share; authorized, 10,000,000
       shares; issued and outstanding, 3,547,123                                     35,471                   35,471
    Additional paid-in capital                                                   10,294,071               10,320,765
    Retained earnings                                                             1,672,866                1,338,352
    Cumulative translation adjustment                                                55,668                   16,357
                                                                             --------------           --------------

                Total stockholders' equity                                       12,058,076               11,710,945
                                                                             --------------           --------------
                                                                               $ 40,004,280             $ 39,997,005
                                                                             --------------           --------------
                                                                             --------------           --------------

                 See notes to consolidated financial statements




--------------------------------------------------------------------------------
                                       2

                     SI Technologies, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                   For the three month period ended           For the six month period ended
                                                              January 31                                January 31
                                                   --------------------------------           ------------------------------
                                                         1999                 1998                 1999                 1998
                                                   --------------       --------------       --------------      ---------------
Net sales                                            $ 10,836,458          $ 5,466,534         $ 22,184,466         $ 10,812,174
Cost of sales                                           6,575,768            3,217,017           13,535,070            6,218,699
                                                   --------------       --------------       --------------      ---------------

             Gross profit                               4,260,690            2,249,517            8,649,396            4,593,475

Operating expenses:
    Selling, general and administrative                 2,772,206            1,296,794            5,462,161            2,628,360
    Research, development and engineering                 717,129              252,794            1,428,047              517,912
    Amortization of intangibles                           116,937               76,970              229,891              155,189
                                                   --------------       --------------       --------------      ---------------
                                                        3,606,272            1,626,558            7,120,099            3,301,461
                                                   --------------       --------------       --------------      ---------------

             Earnings from operations                     654,418              622,959            1,529,297            1,292,014

Interest expense                                         (425,811)            (265,707)            (864,151)            (559,788)
Other income, net                                         (16,292)             (18,068)             (14,492)             (14,982)
                                                   --------------       --------------       --------------      ---------------
             Net earnings before income taxes             212,315              339,184              650,654              717,244

Income tax expense                                        (78,505)            (143,000)            (316,140)            (282,000)
                                                   --------------       --------------       --------------      ---------------
             NET INCOME                               $   133,810          $   196,184          $   334,514          $   435,244
                                                   --------------       --------------       --------------      ---------------
                                                   --------------       --------------       --------------      ---------------
Earnings per common share-basic                       $      0.04          $      0.08          $      0.09          $      0.17
                                                   --------------       --------------       --------------      ---------------
                                                   --------------       --------------       --------------      ---------------
Earnings per common share-diluted                     $      0.04          $      0.08          $      0.09          $      0.16
                                                   --------------       --------------       --------------      ---------------
                                                   --------------       --------------       --------------      ---------------
Average shares outstanding-basic                        3,547,123            2,547,240            3,547,123            2,547,240
                                                   --------------       --------------       --------------      ---------------
                                                   --------------       --------------       --------------      ---------------
Average shares outstanding-diluted                      3,681,844            2,607,457            3,714,211            2,732,879
                                                   --------------       --------------       --------------      ---------------
                                                   --------------       --------------       --------------      ---------------







                 See notes to consolidated financial statements


 -------------------------------------------------------------------------------
                                       3

                                      SI Technologies, Inc. and Subsidiaries
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                     For the six month period ended
                                                                              January 31
                                                                     ------------------------------
                                                                         1999              1998
                                                                     -----------       ------------
Increase (Decrease) in Cash Cash flows from operating activities:
    Net earnings                                                     $   334,514     $   435,244
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                1,051,624         457,329
          Deferred income taxes                                           (5,706)         11,155
          Changes in operating assets and liabilities:
                 Increase in trade accounts receivable                  (199,972)     (1,283,986)
                 Increase in unbilled revenues                          (207,800)        (66,555)
                 Increase in inventories                                 (13,093)       (146,884)
                 Decrease in refundable income taxes                          --         702,545
                 Increase (decrease) in other current assets            (219,257)        118,815
                 Decrease in trade accounts payable                     (329,407)       (408,482)
                 Increase in customer advances                           710,016              --
                 Decrease in accrued liabilities                      (1,063,582)       (278,292)
                 Increase (decrease) in income taxes payable              (2,968)        233,269
                 Decrease in deferred rent                              (102,455)             --
                                                                     -----------     -----------

                        Net cash used in operating activities            (48,086)       (225,842)

Cash flows from investing activities:
    Increase in other assets                                                  --         (44,525)
    Purchase of property and equipment                                  (327,830)       (119,183)
    Acquisition expenses                                                (299,065)             --
                                                                     -----------     -----------

                        Net cash used in investing activities           (626,895)       (163,708)

Cash flows from financing activities:
    Borrowings on line of credit                                       1,076,271         550,561
    Payments on long-term debt                                          (622,025)       (243,103)
    Cost associated with equity financing                                (26,694)             --
                                                                     -----------     -----------

                        Net cash provided by financing activities        427,552         307,458

Foreign currency translation adjustment                                   39,311              --

Net increase (decrease) in cash                                         (208,118)        (82,092)

Cash at beginning of period                                              573,863         155,826
                                                                     -----------     -----------
                                                                     -----------     -----------

Cash at end of period                                                $   365,745     $    73,734
                                                                     -----------     -----------
                                                                     -----------     -----------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest                                                         $   819,165     $   618,869
    Income taxes                                                     $   626,367     $    47,000

                 See notes to consolidated financial statements


--------------------------------------------------------------------------------

                     SI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                                          January 31, 1999           July 31, 1998
                                                           (unaudited)

             Raw Materials                                   $ 5,131,897              $ 4,782,003
             Work in Progress                                  1,494,257                2,434,209
             Finished Goods                                    4,413,043                3,809,892
                                                            ------------            -------------
                                                             $11,039,197              $11,026,104
                                                            ------------            -------------
                                                            ------------            -------------

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic net earnings per share and diluted net earnings per share are based on the following computations.

                                                       For the Three Month Period Ended January 31, 1999
                                                    ------------------------------------------------------
                                                       Income              Shares        Per Share Amount
                                                       ------              ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders              $ 133,810             3,547,123              $ 0.04

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                134,721
                                                                             -------

DILUTED EPS
Income available to common shareholders plus
assumed conversions
                                                     $ 133,810             3,681,844              $ 0.04
                                                  ------------          ------------        ------------
                                                  ------------          ------------        ------------


                                                       For the Three Month Period Ended January 31, 1998
                                                    ------------------------------------------------------
                                                       Income              Shares        Per Share Amount
                                                       ------              ------        ----------------

BASIC NET EARNINGS PER SHARE
Income available to common shareholders              $ 196,184             2,547,240              $ 0.08

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                 60,217
                                                                             -------
DILUTED EPS
Income available to common shareholders plus
assumed conversions
                                                     $ 196,184             2,607,457              $ 0.08
                                                  ------------          ------------        ------------
                                                  ------------          ------------        ------------


--------------------------------------------------------------------------------

                                                        For the Six Month Period Ended January 31, 1999
                                                    ------------------------------------------------------
                                                       Income              Shares        Per Share Amount
                                                       ------              ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders               $ 334,514            3,547,123            $ 0.09

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                167,088
                                                                             -------
DILUTED EPS
Income available to common shareholders plus
assumed conversions
                                                      $ 334,514            3,714,211            $ 0.09
                                                  ------------          ------------        ------------
                                                  ------------          ------------        ------------

                                                       For the Six Month Period Ended January 31, 1998
                                                    ------------------------------------------------------
                                                       Income              Shares        Per Share Amount
                                                       ------              ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders               $ 435,244            2,547,240            $ 0.17

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                185,639
                                                                             -------
DILUTED EPS
Income available to common shareholders plus
assumed conversions
                                                      $ 435,244            2,732,879            $ 0.16
                                                  ------------          ------------        ------------
                                                  ------------          ------------        ------------


NOTE 4.  AMENDMENT TO 1994 STOCK OPTION PLAN

The shareholders approved at the annual meeting an amendment to the Company's 1994 Stock Option Plan increasing the number of shares authorized for distribution to 600,000 shares from 300,000 shares.

NOTE 5.  SUBSEQUENT EVENT

On March 4, 1999 the Company extended its existing credit facilities with U.S. Bank to November 30, 2000.



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

Depending on application, specific economic benefit is derived from reduced overweight vehicle fines and delays; reduced time loading, checkweighing and adjusting loads to maximum legal limits; reduced mileage and driving time to checkweighing locations such as commercial in-ground truck scales; immediate measurement and recording of pick-up and delivery weights; reduced equipment abuse, maintenance downtime and expense; and higher capital equipment capacity utilization. Additionally, the


--------------------------------------------------------------------------------
weight information produced by these systems is often the critical measurement in controlling batching, blending and mixing operations in the manufacture of materials.



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



SENSORS AND CONTROLS



The Company's industrial sensors and controls products consist of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. These devices, representing a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Commercially, the products are used for measurement, inspection and control. SI sensor and control products are principally used in electronic weighing equipment; batching, blending, mixing, fill-by-weight and product inspection operations and, machinery operation and control systems. SI controls/instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS


SALES

Net sales increased to $10,836,458 for the quarter ended January 31, 1999 from $5,466,534 for the same period last year. This is an increase of $5,369,924 or 98% from the prior year's second quarter results. Net sales for the six month period ending January 31, 1999 were $22,184,466 compared to $10,812,174 in the same period of fiscal 1998. This is an increase of $11,372,292 or 105% from the prior year's first six months.

The increased sales in the quarter and the six month period are the result of incremental sales from the inclusion of Revere Transducers and Allegany Technology operations which were acquired in July 1998. Sales in the current fiscal year have benefited from increased diversification in both products sold and markets served as these acquisitions and earlier acquisitions completed by the Company have reduced the dependence on any single market. In both the quarter and the six month period, the growth in sales from Revere Transducers and Allegany Technology offset a reduction in sales in the existing engineered systems sales to material handling customers. However, the backlog for engineered material handling systems ended the quarter at a level which will provide a stronger second half for these products.

GROSS PROFIT

Gross profit for the quarter was $4,260,690 compared to $2,249,517 in the second quarter last year. This is an increase of $2,011,173 or 89% from the prior year's second quarter results. Gross profit for the six month period ending January 31, 1999 was $8,649,396 compared to $4,593,475 in the same period of fiscal 1998. This is an increase of $4,055,921 or 88% from the prior year's first six months.

Gross profit as a percentage of sales was 39.3% in this year's second quarter as compared to 41.2% in last year's second quarter. For the six month period ended January 31, 1999 gross profit as a percentage of sales was 39.0% as compared to 42.5% recorded in the first six months of last year. These variations in gross profit margin are the result of varying product mixes in one period as compared to another. The gross profit margins of future periods are likely to be somewhat lower than the levels of recent years. Some products and markets of recently acquired companies experience lower average margins than those the Company has historically recorded.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2,772,206 for the quarter ended January 31, 1999 from $1,296,794 for the same period last year. This is an increase of $1,475,412 or 114% from the prior year's second quarter. Selling, general and administrative expenses as a percentage of revenue were 26% in this year's second quarter and 24% in the second quarter last year. Selling, general and administrative expenses for the six month period ending January 31, 1999 were $5,462,161 as compared to $2,628,360 in the same period of fiscal 1998. This is an increase of $2,833,801 or 108%. For the first six month period of 1999, selling, general and administrative expenses were 25% as a percentage of revenue as compared to 24% during the first six months of fiscal 1998.

For both the quarter and the six month period, total S,G&A expenses increased due to the inclusion of the Revere Transducers and Allegany Technology operations following the July 1998 acquisitions.


--------------------------------------------------------------------------------

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenditures increased to $717,129 for the quarter ended January 31, 1999 from $252,794 for the same period last year. This is an increase of $464,335 or 184% from the prior year's second quarter. Research, development and engineering expenditures as a percentage of revenues increased to 7% from 5% in the same quarter of last year. Research, development and engineering expenditures were $1,428,047 for the six month period ending January 31, 1999 as compared to $517,912 in the same period of 1998. This is an increase of $910,135 or 176% from the same period of fiscal 1998. Expenditures as a percentage of revenues were 6% in the six month period ended January 31, 1999 as compared to 5% in the same period of last year.

For both the quarter and the six month period, total R,D&E expenses increased due to the inclusion of the Revere Transducers and Allegany Technology operations following the July 1998 acquisitions.

INTANGIBLES

The amortization of intangibles increased to $116,937 for the quarter ended January 31, 1999 from $76,970 for the same period last year. This is an increase of $39,967 or 52% from the prior year's second quarter. For the six month period ending January 31, 1999, amortization of intangibles was $229,891 as compared to $155,189 in the same period of last fiscal year. This is an increase of $74,702 or 48% from the prior year's six month period.

This increase reflects the amortization of intangibles associated with the acquisition of Allegany Technology made in July 1998.

INTEREST EXPENSE AND OTHER INCOME, (NET)

Interest expense increased to $425,811 for the quarter ended January 31, 1999 from $265,707 for the same period last year. This is an increase of $160,104 or 60% from the prior year's second quarter. For the six month period ending January 31, 1999, interest expense was $864,151 as compared to $559,788 in the same period of last fiscal year. This is an increase of $304,363 or 54% from the prior year's six month period.

The increased interest expense is the result of the debt incurred for the Revere Transducers and Allegany Technology acquisitions and from increased working capital needs.

INCOME TAX EXPENSE

Income tax expense decreased to $78,505 for the quarter ended January 31, 1999 from $143,000 for the same period last year. This is a decrease of $64,495 or 45% from the prior year's second quarter. For the six month period ended January 31, 1999 income tax expense was $316,140 as compared to $282,000 in the same period of last year. This is an increase of $34,140 or 12%.

The changes in expense from period to period reflect the changes in pretax income in the periods. The effective tax rate for the quarter and the six month period exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999 the Company's cash position was $365,745 compared to $573,863 at July 31, 1998. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $7,581,179 from $6,889,483 at July 31, 1998.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its lines of credit. Cash used by operations during the six months ended January 31, 1999 was $48,086. During the same period of the prior year, cash used by operations was $225,842.

The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $450,000 in 1999 as compared to $217,000 in 1998.

In July 1998, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisitions of Allegany Technology, Inc. and Revere Transducers. This agreement included an increase to the Company's existing line of credit from $4,000,000 to $8,000,000, a one-year note in the amount of $3,000,000, a seven-year note in the amount of $5,000,000 and the continuation of a seven-year note (due in 2004) with a balance of $1,492,857 as of January 31, 1999. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,000,000 no later than July 1, 1999. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity, and other covenants. As of March 4, 1999 this credit agreement was extended to November 30, 2000.

The Company's $8,000,000 line of credit, maturing November 2000, continues to be extended as requested. As of January 31, 1999, the Company had borrowings of $6,987,279 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of January 31, 1999, the Company had borrowings of $2,027,392 under the line of credit.

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

YEAR 2000 INITIATIVES

The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's information processing systems. The Company regularly updates its information systems capabilities and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software


--------------------------------------------------------------------------------
modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers who may incur disruptions as a result of year 2000 software issues. The Company is taking steps to assess the year 2000 status of its significant customers and suppliers. The Company has not yet developed a contingency plan to operate in the event that any critical systems are not year 2000 compliant, or if failure of vendors, suppliers or third party systems have a material effect on the Company. Accordingly, no assurances can be given that the Company's results of operations will not be affected by this global issue.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held January 21, 1999 at the Mayflower Park Hotel, Seattle, WA.

         At the annual meeting the shareholders elected the directors as nominated.

            Director                   For              Withheld
            --------                   ---              --------
           Edward A. Alkire            3,349,533           23,102
           Rick A. Beets               3,349,533           23,102
           Ralph Crump                 3,349,533           23,102
           S. Scott Crump              3,349,533           23,102
           D. Dean Spatz               3,349,533           23,102
           Heinz Zweipfennig           3,349,533           23,102


         The shareholders approved at the annual meeting an amendment to the Company's 1994 Stock Option Plan increasing the number of shares authorized for distribution to 600,000 shares from 300,000 shares.

                       For                 Against          Withheld
                       ---                 -------          --------
                   1,921,618               48,360            3,325


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits to Part II
         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K
         There were no reports on Form 8K filed during the quarter

The items omitted are either inapplicable or are items to which the answer is negative.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           SI TECHNOLOGIES, INC.



                  March 15, 1999    /s/ PAUL V. CAVANAUGH
                                    -------------------------------------------
                                                               Paul V. Cavanaugh
                                      Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)






--------------------------------------------------------------------------------
                                       13