Form 10-Q
period 1999-04-30
SI TECHNOLOGIES INC
filed 1999-06-14
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  10 - Q
      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


For the Quarter Ended                             Commission File Number 0-12370
April 30, 1999

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. 3,547,123 shares of Common Stock, par value $.01 on June 10, 1999.


--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     SI Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                    April 30, 1999           July 31, 1998
                                                               ---------------------------------------------
ASSETS
CURRENT ASSETS
    Cash                                                             $     63,090            $     573,863
    Trade accounts receivable, less allowance for doubtful
       accounts of $348,224 and $466,134 respectively                   7,032,100                7,764,447
    Inventories                                                        11,586,426               11,026,104
    Deferred tax asset                                                  1,245,000                1,245,000
    Net assets held for sale                                              870,118                        -
    Income tax receivable                                                 521,768                        -
    Other current assets                                                  574,917                  498,533
                                                               ---------------------------------------------

                Total current assets                                   21,893,419               21,107,947

PROPERTY AND EQUIPMENT, less accumulated
    depreciation and amortization                                       6,598,386                8,049,006
OTHER ASSETS
    Intangible assets, net                                              9,968,467               10,217,389
    Other                                                                 377,663                  622,663
                                                               ---------------------------------------------

                                                                     $ 38,837,935             $ 39,997,005
                                                               ---------------------------------------------
                                                               ---------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                    $  5,617,670            $   5,104,411
    Current maturities of long-term debt                                1,188,331                1,319,060
    Trade accounts payable                                              2,878,472                3,758,849
    Customer advances                                                     149,932                      -
    Income taxes payable                                                        -                  134,280
    Accrued liabilities                                                 3,905,171                3,901,864
                                                               ---------------------------------------------

                Total current liabilities                              13,739,576               14,218,464

LONG-TERM DEBT, less current maturities                                12,054,194               12,134,989
OTHER LIABILITIES                                                       1,231,625                1,385,307
DEFERRED TAXES                                                            541,594                  547,300
COMMITMENTS and CONTINGENCIES                                                   -                      -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized,
       2,000,000 shares; none outstanding                                       -                      -
    Common stock, par value $.01 per share; authorized,
       10,000,000 shares; issued and outstanding, 3,547,123                35,471                   35,471
    Additional paid-in capital                                         10,294,071               10,320,765
    Retained earnings                                                   1,008,214                1,338,352
    Accumulated other comprehensive income                                (66,810)                  16,357
                                                               ---------------------------------------------

                Total stockholders' equity                             11,270,946               11,710,945
                                                               ---------------------------------------------

                                                                     $ 38,837,935             $ 39,997,005
                                                               ---------------------------------------------
                                                               ---------------------------------------------

                 See notes to consolidated financial statements


--------------------------------------------------------------------------------
                                       2

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the three month period ended          For the nine month period ended
                                                                April 30                                  April 30
                                               -----------------------------------------------------------------------------------

                                                        1999                 1998                 1999                 1998
                                               -----------------------------------------------------------------------------------
Net sales                                           $ 10,257,792          $ 5,021,993         $ 32,442,258         $ 15,834,167
Cost of sales                                          6,249,355            2,695,990           19,784,425            8,914,688
                                               -----------------------------------------------------------------------------------

             Gross profit                              4,008,437            2,326,003           12,657,833            6,919,479

Operating expenses:
    Selling, general and administrative                2,864,018            1,467,188            8,326,179            4,095,549
    Research, development and engineering                720,197              277,511            2,148,244              795,424
    Amortization of intangibles                          119,161               77,065              349,052              230,695
    Restructuring costs                                  850,000                    -              850,000                    -
                                               -----------------------------------------------------------------------------------
                                                       4,553,376            1,821,764           11,673,475            5,121,668
                                               -----------------------------------------------------------------------------------

             Earnings (loss) from operations            (544,939)             504,239              984,358            1,797,811

Interest expense                                        (383,493)            (177,448)          (1,247,643)            (737,236)
Other (income) expense, net                               13,773               (2,399)                (718)             (17,381)
                                               -----------------------------------------------------------------------------------

             Net earnings (loss) before income
                taxes                                   (914,659)             324,392             (264,003)           1,043,194

Income tax (expense) benefit                             250,005              (89,860)             (66,135)            (371,860)
                                               -----------------------------------------------------------------------------------


             NET INCOME (LOSS)                       $  (664,654)          $  234,532          $  (330,138)          $  671,334
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

Earnings (loss) per common share-basic               $     (0.19)         $      0.09         $      (0.09)         $      0.26
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

Earnings (loss) per common share-diluted             $     (0.18)         $      0.08         $      (0.09)         $      0.24
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

Average shares outstanding-basic                       3,547,123            2,637,538            3,547,123            2,578,005
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

Average shares outstanding-diluted                     3,666,273            2,826,008            3,689,942            2,773,995
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------


                 See notes to consolidated financial statements


--------------------------------------------------------------------------------
                                       3

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             For the nine month period ended
                                                                                         April 30
                                                                          ------------------------------------
                                                                                   1999               1998
                                                                          ------------------------------------
  Increase (Decrease) in Cash
  Cash flows from operating activities:
    Net earnings (loss)                                                     $     (330,138)      $     671,334
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                          1,616,392             657,859
          Deferred income taxes                                                     (5,706)             11,155
          Changes in operating assets and liabilities:
                 Trade accounts receivable                                         732,347          (1,056,122)
                 Inventories                                                      (560,322)           (514,397)
                 Other current assets                                              (76,384)            109,146
                 Trade accounts payable                                           (880,377)           (638,327)
                 Customer advances                                                 149,932                   -
                 Accrued liabilities                                                 3,307            (366,285)
                 Income taxes payable/receivable                                  (656,048)            760,087
                 Other liabilities                                                (153,682)                  -
                                                                          ---------------------------------------

                        Net cash used in operating activities                     (160,679)           (365,550)

Cash flows from investing activities:
    Increase in other assets                                                             -             (28,227)
    Purchase of property and equipment                                            (354,881)           (122,850)
    Disposal of property and equipment                                              45,732                   -
    Acquisition expenses                                                          (232,819)                  -
                                                                          ---------------------------------------

                        Net cash used in investing activities                     (541,968)           (151,077)

Cash flows from financing activities:
    Borrowings on line of credit                                                 1,230,975             352,155
    Repayment of notes payable                                                           -          (3,000,000)
    Payments on long-term debt                                                    (929,240)           (572,159)
    Cost associated with equity financing                                          (26,694)                  -
    Proceeds of equity financing                                                         -           3,686,403
                                                                          ---------------------------------------

                        Net cash provided by financing activities                  275,041             466,399

Foreign currency translation adjustment                                            (83,167)                  -

Net increase (decrease) in cash                                                   (510,773)            (50,228)

Cash at beginning of period                                                        573,863             155,826
                                                                          ---------------------------------------

Cash at end of period                                                       $       63,090       $     105,598
                                                                          ---------------------------------------
                                                                          ---------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                                $    1,330,818       $     659,262
    Income taxes                                                            $      599,533       $     337,000

                 See notes to consolidated financial statements


--------------------------------------------------------------------------------
                                       4

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                             April 30, 1999            July 31, 1998
                                               (unaudited)
                                         --------------------------------------------------
             Raw Materials                     $ 4,771,954              $ 4,782,003
             Work in Progress                    1,614,322                2,434,209
             Finished Goods                      5,200,150                3,809,892
                                         --------------------------------------------------

                                               $11,586,426              $11,026,104
                                         --------------------------------------------------
                                         --------------------------------------------------

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic net earnings per share and diluted net earnings per share are based on the following computations.

                                         For the Three Month Period Ended April 30, 1999
                                       -------------------------------------------------------

                                             Loss               Shares        Per Share Amount
                                             ----               ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common
shareholders                             $(664,654)             3,547,123             $(0.19)

EFFECT OF DILUTIVE SECURITIES
Stock options                                                     119,150
                                                                ---------

DILUTED EPS
Income available to common
shareholders plus assumed
conversions                              $(664,654)             3,666,273             $(0.18)
                                       -----------------------------------------------------------------
                                       -----------------------------------------------------------------
                                         For the Three Month Period Ended April 30, 1998
                                       -----------------------------------------------------------------
                                            Income              Shares        Per Share Amount
                                            ------              ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common
shareholders                              $ 234,532             2,637,538              $ 0.09

EFFECT OF DILUTIVE SECURITIES
Stock options                                                     188,470
                                                                ---------
DILUTED EPS
Income available to common
shareholders plus assumed
conversions                               $ 234,532             2,826,008              $ 0.08
                                       -----------------------------------------------------------------
                                       -----------------------------------------------------------------

--------------------------------------------------------------------------------
                                       5

                                         For the Nine Month Period Ended April 30, 1999
                                       ---------------------------------------------------------------

                                             Loss                Shares       Per Share Amount
                                             ----                ------       ----------------
BASIC NET EARNINGS PER SHARE
Income available to common
shareholders                             $ (330,138)            3,547,123          $ (0.09)

EFFECT OF DILUTIVE SECURITIES
Stock options                                                     142,819
                                                                ---------

DILUTED EPS
Income available to common
shareholders plus assumed
conversions                              $ (330,138)            3,689,942          $ (0.09)
                                       -----------------------------------------------------------------
                                       -----------------------------------------------------------------

                                         For the Nine Month Period Ended April 30, 1998
                                       ---------------------------------------------------------------

                                            Income              Shares        Per Share Amount
                                            ------              ------        ----------------
BASIC NET EARNINGS PER SHARE
Income available to common
shareholders                               $ 671,334            2,578,005            $ 0.26

EFFECT OF DILUTIVE SECURITIES
Stock options                                                     195,990
                                                                ---------
DILUTED EPS
Income available to common
shareholders plus assumed
conversions                                $ 671,334            2,773,995            $ 0.24
                                       -----------------------------------------------------------------
                                       -----------------------------------------------------------------


NOTE 4.  RESTRUCTURING CHARGE

In the third quarter of fiscal 1999, the Company announced a plan to consolidate its two specialty scale products businesses, the Weighing Systems Division and Allegany Technology, and to consolidate its two load cell/sensor business units, Revere Transducers and NV Technology. These reorganizations will result in the closure of the Company's facility that currently houses the Weighing Systems Division. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000. The reserve is composed of $405,000 for lease costs on vacated leased facilities, $250,000 for the write-down of discontinued products, $120,000 for employee severance compensation for 42 employees and $75,000 for the write-down of redundant capital equipment. The consolidation activities commenced in May 1999. As of April 30, 1999 none of the reserve had been utilized.


--------------------------------------------------------------------------------
                                       6

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


--------------------------------------------------------------------------------
                                       7

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


--------------------------------------------------------------------------------
                                       8

RESULTS OF OPERATIONS


SALES

Net sales increased to $10,257,792 for the quarter ended April 30, 1999 from $5,021,993 for the same period last year. This is an increase of $5,235,799 or 104% from the prior year's third quarter results. Net sales for the nine month period ending April 30, 1999 were $32,442,258 compared to $15,834,167 in the same period of fiscal 1998. This is an increase of $16,608,091 or 105% from the prior year's first nine months.

The third quarter sales of $10,257,792 compared to sales in the first quarter of $11,348,008 and sales of $10,836,458 in the second quarter. The reduced sales volume reflects lower sensor sales and lower sales of engineered weighing systems, which were offset in part by higher sales of engineered material handling systems. Sales in the fourth quarter are expected to be higher than the volume level of the third quarter and to be closer to sales levels recorded in the first half of the fiscal year.

The increased sales in the quarter and the nine month period are the result of incremental sales from the inclusion of Revere Transducers and Allegany Technology operations which were acquired in July 1998. Sales in the current fiscal year have benefited from increased diversification in both products sold and markets served as these acquisitions and earlier acquisitions completed by the Company have reduced the dependence on any single market. In the quarter, the growth in sales from Revere Transducers and Allegany Technology offset a reduction in sales in engineered systems sales to weighing systems customers. In the nine month period, the growth in sales from Revere Transducers and Allegany Technology offset a reduction in sales in engineered systems sales to both weighing systems customers and material handling customers. The fourth quarter beginning backlog for engineered material handling systems is at a level which should provide a strong fourth quarter for these products. The fourth quarter beginning backlog for engineered weighing systems and sensor products is at a level approximating the backlog existing at the beginning of the third quarter.

GROSS PROFIT

Gross profit for the quarter was $4,008,437 compared to $2,326,003 in the third quarter last year. This is an increase of $1,682,434 or 72% from the prior year's third quarter results. Gross profit for the nine month period ending April 30, 1999 was $12,657,833 compared to $6,919,479 in the same period of fiscal 1998. This is an increase of $5,738,354 or 83% from the prior year's first nine months.

The third quarter gross profit of $4,008,437 compared to gross profit in the first quarter of fiscal 1999 of $4,388,706 and gross profit of $4,260,690 in the second quarter of fiscal 1999. The lower gross profit in the quarter as compared to the first two quarters of fiscal 1999 reflect the reduced sales volume in the current quarter.

Gross profit as a percentage of sales was 39.1% in this year's third quarter as compared to 46.3% in last year's third quarter. For the nine month period ended April 30, 1999 gross profit as a percentage of sales was 39.0% as compared to 43.7% recorded in the first nine months of last year. These variations in gross profit margin are the result of varying product mixes in one period as compared to another. The gross profit margins of future periods are likely to be somewhat lower than the levels of recent years. Some products and markets of recently acquired companies experience lower average margins than those the Company has historically recorded.


--------------------------------------------------------------------------------
                                       9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2,864,018 for the quarter ended April 30, 1999 from $1,467,188 for the same period last year. This is an increase of $1,396,830 or 95% from the prior year's third quarter. Selling, general and administrative expenses as a percentage of revenue were 28% in this year's third quarter and 29% in the third quarter last year. Selling, general and administrative expenses for the nine month period ending April 30, 1999 were $8,326,179 as compared to $4,095,549 in the same period of fiscal 1998. This is an increase of $4,230,630 or 103%. For the first nine month period of 1999, selling, general and administrative expenses were 26% as a percentage of revenue as compared to 26% during the first nine months of fiscal 1998.

For both the quarter and the nine month period, total S,G&A expenses increased due to the inclusion of the Revere Transducers and Allegany Technology operations following the July 1998 acquisitions.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenditures increased to $720,197 for the quarter ended April 30, 1999 from $277,511 for the same period last year. This is an increase of $442,686 or 160% from the prior year's third quarter. Research, development and engineering expenditures as a percentage of revenues increased to 7% from 6% in the same quarter of last year. Research, development and engineering expenditures were $2,148,244 for the nine month period ending April 30, 1999 as compared to $795,424 in the same period of 1998. This is an increase of $1,352,820 or 170% from the same period of fiscal 1998. Expenditures as a percentage of revenues were 7% in the nine month period ended April 30, 1999 as compared to 5% in the same period of last year.

For both the quarter and the nine month period, total R,D&E expenses increased due to the inclusion of the Revere Transducers and Allegany Technology operations following the July 1998 acquisitions.

RESTRUCTURING COSTS

In the third quarter of fiscal 1999, the Company announced a plan to consolidation its two specialty scale products businesses, the Weighing Systems Division and Allegany Technology, and to consolidate its two load cell/sensor business units, Revere Transducers and NV Technology. These reorganizations will result in the closure of the Company's facility that currently houses the Weighing Systems Division. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000. The reserve is composed of $405,000 for lease costs on vacated leased facilities, $250,000 for the write-down of discontinued products, $120,000 for employee severance compensation for 42 employees and $75,000 for the write-down of redundant capital equipment. The consolidation activities commenced in May 1999. As of April 30, 1999 none of the reserve had been utilized.

The Company anticipates that as a result of these actions, savings of $1,300,000 annually will be realized in future manufacturing overhead and operating expense levels.

INTANGIBLES

The amortization of intangibles increased to $119,161 for the quarter ended April 30, 1999 from $77,065 for the same period last year. This is an increase of $42,096 or 55% from the prior year's third quarter. For the nine month period ending April 30, 1999, amortization of intangibles was $349,052 as compared to $230,695 in the same period of last fiscal year. This is an increase of $118,357 or 51% from the prior year's nine month period.

This increase reflects the amortization of intangibles associated with the acquisition of Allegany Technology made in July 1998.


--------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE, (NET)

Interest expense increased to $383,493 for the quarter ended April 30, 1999 from $177,448 for the same period last year. This is an increase of $206,045 or 116% from the prior year's third quarter. For the nine month period ending April 30, 1999, interest expense was $1,247,643 as compared to $737,236 in the same period of last fiscal year. This is an increase of $510,407 or 69% from the prior year's nine month period.

The increase in interest expense is the result of the debt incurred for the Revere Transducers and Allegany Technology acquisitions and from increased working capital needs.


--------------------------------------------------------------------------------
                                       11

INCOME TAX EXPENSE (BENEFIT)

Income tax expense decreased to a net benefit of $250,005 for the quarter ended April 30, 1999 from an expense of $89,860 for the same period last year. This is a decrease of $339,865 from the prior year's third quarter. For the nine month period ended April 30, 1999 income tax expense was $66,135 as compared to $371,860 in the same period of last year. This is a decrease of $305,725 or 82%.

The changes in expense from period to period reflect the changes in pretax income in the periods. The effective tax rate for the quarter and the nine month period varies from the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes other non-deductible expenses and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999 the Company's cash position was $63,090 compared to $573,863 at July 31, 1998. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $8,153,843 from $6,889,483 at July 31, 1998.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its lines of credit. Cash used by operations during the nine months ended April 30, 1999 was $160,679. During the same period of the prior year, cash used by operations was $365,550.

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

In July 1998, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisitions of Allegany Technology, Inc. and Revere Transducers. This agreement included an increase to the Company's existing line of credit from $4,000,000 to $8,000,000, a one-year note in the amount of $3,000,000, a seven-year note in the amount of $5,000,000 and the continuation of a seven-year note (due in 2004) with a balance of $1,425,000 as of April 30, 1999. The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,000,000 no later than July 1, 1999. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity, and other covenants. As of March 4, 1999 this credit agreement was extended to November 30, 2000.

The Company's $8,000,000 line of credit, maturing November 2000, continues to be extended as requested. As of April 30, 1999, the Company had borrowings of $7,141,984 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of April 30, 1999, the Company had borrowings of $1,959,288 under the line of credit.

Except with respect to funding any future acquisitions, the Company believes that cash flow from operations, funds available under its bank facilities and the anticipated equity financing will be sufficient



--------------------------------------------------------------------------------
to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. The Company believes that it could obtain the capital necessary to make additional acquisitions primarily through either issuances of common or preferred stock or debt, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.


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


                                                          SI TECHNOLOGIES, INC.



          June 14, 1999                /s/ Paul V. Cavanaugh
                                -----------------------------------------------
                                                              Paul V. Cavanaugh
                                     Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



--------------------------------------------------------------------------------
                                       14