Form 10KSB40
period 1999-07-31
SI TECHNOLOGIES INC
filed 1999-10-29
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                F O R M 10 - KSB
        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


For the Fiscal Year Ended                         Commission File Number 0-12370
July 31, 1999

                              SI TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                   95-3381440
      ---------------                              ---------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                4611 South 134th Place, Tukwila, Washington 98168
 -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                            Yes    X     No
                                ------      -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

         Issuer's revenues for most recent fiscal year              $44,688,775

         The number of shares outstanding of each of the issuer's classes of common stock is 3,547,123

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $9,311,198 (as of October 21, 1999).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 20, 2000 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a rapidly growing designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Recent acquisitions have diversified the Company's revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

In recent years, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in selected segments of a $70-billion industrial measurement and automation industry. Driving SI's business expansion are both an aggressive internal product development program and the acquisition of businesses with technology and revenue synergy.

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


BUSINESS STRATEGY

The Company aspires to become a leading provider of manufactured devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through acquisition of complementary product and service lines as an industry integrator in the $70-billion industrial measurement and automation industry. SI Technologies has experienced significant growth since 1990 through a combination of internal growth and strategic acquisitions.


INTERNAL GROWTH

The Company expects to continue generating organic growth through internal product development, entrance into new markets and geographic expansion. In recent years, internal growth has been hampered by reduced market demand for the Company's onboard scale product line and elimination of several low margin product lines. Current internal growth activities are focused on the integration of technologies across product lines and business units, expansion and training of distribution channels to effectively cross-sell products to key markets and a restructuring of sales operations to improve the Company's ability to enter new markets.

ACQUISITION STRATEGY

SI Technologies pursues a strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. SI Technologies believes it is one of the few domestic acquirers and integrators of businesses in those markets. In general, the Company pursues the acquisition of businesses that meet the following criteria:

          - Well-managed companies serving the industrial measurement and automation market

          - Products utilizing technology compatible with SI core technologies

          - Significant installed product base and successful operating history

          - Complementary products and services that offer cross-selling opportunities

          -    Potential for international business expansion

          -    Predictable cash flow and earnings potential

SI believes its integration strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant cost and by leveraging economies of scale in manufacturing operations, and procurement of materials and services. Past the early stages of assimilating acquired companies, SI expects to capitalize on revenue synergies developed through cross-selling, joint market development, and sharing and integration of technology across product lines and business units.

The Company intends to finance acquisitions primarily with debt, relieved subsequently by capital raised through the sale of equity. As the momentum of the growth plan increases, the Company expects to utilize equity on an increasing basis as currency in acquisition and merger transactions.

Since 1990, SI Technologies has completed eight acquisitions.


                           Date
Acquired Company           Acquired         Primary Products          Industries Served
----------------           --------         ----------------          -----------------------------
Lodec, Inc.                1990             Dynamic & Static          Agriculture, forestry,
                                            Weighing Systems          government

Advanced Recording         1995             Data Recording            Transportation, distribution
Instruments, Inc.                           Instrumentation

Load Measurement           1996             Sensors & Dynamic         Agriculture, waste management
Corporation                                 Weighing Systems

Evergreen Weigh, Inc.      1996             Dynamic & Static          Aviation, mining,
                                            Weighing Systems          transportation

AeroGo, Inc.               1997             Factory Automation        Aviation/aerospace, automotive,
                                            Equipment & Systems       manufacturing, general industry

NV Technology, Inc.        1998             Sensors                   General industry, food,
                                                                      transportation

Allegany Technology, Inc.  1998             Sensors & Dynamic         Aerospace, transportation,
                                            Weighing Systems          general industry

Revere Transducers, Inc.   1998             Sensors & Static          Aviation/aerospace, food,
                                            Weighing Equipment        general industry

Further acquisition detail may be found under the ACQUISITION HISTORY section.

CURRENT ACQUISITION ACTIVITIES
In pursuit of the Company's growth strategy, management is continuously evaluating acquisition/merger opportunities with numerous companies ranging in size from $5 million to $50 million in annual revenue. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth, and show potential for strong synergy with the Company's technology, manufacturing operations and marketing and sales organization.

PRODUCTS AND SERVICES

INDUSTRIAL MEASUREMENT
The Company's industrial sensor and control products consist of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. These devices, representing a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Commercially, the products are used for measurement, inspection and control. SI sensor and control products are principally used in electronic weighing equipment; batching, blending, mixing, fill-by-weight and product inspection operations and, machinery operation and control systems. SI controls/instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

SI designs and manufactures dynamic and static electronic weighing equipment and systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company's combined sensor, weighing and automation system technologies, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load-handling structure, sensors and instrumentation. Many manufacturers of conventional scale systems manufacture only load-handling structures, outsourcing to industry suppliers their sensor and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage and believes our broad expertise can be exploited through our acquisition/integration growth strategy.

Dynamic weighing systems are installed on transportation vehicles, material-handling equipment and in manufacturing process systems for weight measurement of goods and materials. Weight information generated by these systems has broad application including loading, transporting and delivery payload management; manufacturing process, inventory and quality control; and operations automation. Key products marketed under the AIRSCALE, ALLEGANY, CHECKMATE, EVERGREEN WEIGH, STRUCTURAL INSTRUMENTATION, ROUTEMAN, SMARTPIN, THE LOGGER, TROJAN, and TUFFER trade names are dynamic "weigh-in-motion" and mobile on-board vehicle and material-handling equipment scales, pallet weighers, crane scales and engineered system scales. SI systems are available as standard products for use with most major original equipment manufacturer (OEM) trucks, trailers, forklifts, loaders, cranes and lifting devices. Products are marketed predominately to the agriculture, construction, forestry, foundry, freight, manufacturing, mining, steel, transportation and waste management industries.

Depending on application, specific economic benefit is derived from reduced overweight vehicle fines and delays; reduced time loading, checkweighing and adjusting loads to maximum legal limits; reduced mileage and driving time to checkweighing locations such as commercial in-ground truck scales; immediate measurement and recording of pick-up and delivery weights; reduced equipment abuse, maintenance downtime and expense; and higher capital equipment capacity utilization. Additionally, the weight information produced by these systems is often the critical measurement in controlling, batching, blending and mixing operations in the manufacture of materials.

All systems include force measurement sensors and microprocessor-based electronic instrumentation. The instrumentation supplies power to the sensors, provides all operator interface and controls, processes sensor electronic signals to determine weights, and displays and records in memory weight information and other inputs from the system and/or the operator. Force measurement sensors employing electronic strain gage technology measure force values. The electrical resistance of force measurement sensors changes proportionally to the force applied; thus the return signal to the meter varies by load or force.

The company's static weighing system product line consists of scales designed for numerous industrial and aviation weighing applications. Key products marketed under the trade names AIR GUARDIAN, JET WEIGH, LODEC, MTSERIES, ROAD GUARDIAN, AND ROAD RUNNER are permanent and portable axle scales, wheel-load weighers, canister load cell systems and heavy-capacity platform scales. Much like dynamic weighing systems, the static weighing systems have broad industrial application. Key markets in which these products enjoy significant market share include aggregate, aviation, construction, freight terminals, land remediation, mining and weight enforcement. Static weighing systems utilize the same technology as dynamic weighing systems; however, they are designed to weigh loads in a static or stationary mode.

INDUSTRIAL AUTOMATION
SI's industrial automation products consist of load handling, moving and positioning equipment and systems. These products often utilize highly specialized air-bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air-cushion devices that are used to "float" heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AEROCASTER, AEROGO, AEROPALLETS, AEROPLANKS and AIRSHUTTLE are the world leaders in practical and efficient methods of movement, transfer, location, rotation and alignment of materials and products weighing from several hundred pounds to more than 6,000 tons.

The Company's industrial automation product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air-cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of engineered products. Engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.

Additional examples of engineered products include: automated guided vehicle systems, transporters, assembly line turntable systems, precision handling and positioning fixtures, quick die/mold changing carts, caisson manufacturing and moving systems, and aircraft inspection turntables.

SI industrial automation products commonly represent significant economic benefit in comparison to conventional material handling equipment through lower capital investment in manufacturing site construction, preparation and system installation, and greater operating efficiencies based on system versatility (not limited to following rails or tracks, as typically required with cranes and conveyors). These systems often represent the most viable means for handling extreme material handling applications involving very heavy loads, precision movement and positioning, and high efficiency assembly line automation.

MARKETING AND SALES

The Company's products are marketed throughout the world primarily through 400 distributors and manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel, and subsidiary business unit marketing and sales operations, the Company maintains North American regional sales offices in California, Illinois, Maryland, Michigan, North Carolina, Oregon, Washington and British Columbia and Alberta, Canada; and European regional sales offices in France, Germany, the United Kingdom and the Netherlands. Company regional sales personnel assist distributors and representatives, make direct sales calls on potential customers in areas not covered by distribution, and support the Company's direct major accounts.

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


MARKET CONDITIONS AND COMPETITION

MARKET CONDITIONS

Worldwide capital expenditures for industrial measurement and automation equipment and systems have averaged about $70 billion in recent years, with domestic spending accounting for approximately 30% of the total. Overall industry growth approximates inflation. Although the overall industry is mature, the Company believes our unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry. Additionally, the high fragmentation of the industry provides similar opportunities for execution of the Company's acquisition strategy.

Product uniqueness (niche products) is a competitive advantage for SI. Manufacturers of conventional mature products competing for market share with non-differentiated products normally compete primarily on product price and availability. SI's unique products such as dynamic weighing and air-bearing load-handling and factory automation systems frequently compete within the industry as substitute products or as an alternative means for meeting the customers' needs. As a result of this high level of product differentiation and the application versatility of SI's unique products, the Company believes demand for SI products is more elastic than demand for conventional products within the industry. Also, as expected with highly differentiated products, SI products have historically produced gross margins higher than the industry average.

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


COMPETITION

Competition in the industrial measurement and automation equipment and system industry is extremely fragmented with approximately 6,000 manufacturers and a greater number of distributors and service companies. To the Company's knowledge, there are no competitors with the same product mix as SI. Direct competitors (competing head-to-head with similar products) normally compete on a single product line and are smaller and have less financial resources than SI. General industry-wide competitors (competing with alternative conventional products) range from very small, local companies to large, international companies with greater financial resources than SI.

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

Competition in the industrial sensor and control product line varies widely depending on customer type and application. Industry standard sensors sold directly to large industrial scale manufacturers compete primarily on price, quality and service. Standard and custom sensors sold to OEMs of other types of products and equipment, and to user customers in process industries, primarily compete on the supplier's ability to provide engineering expertise and assistance, quality, and on-going customer support and service. Competitors range from small, local companies to large, international companies.

Competition in load handling and factory automation products is similar to weighing system products. In the air and water bearing product line, all competitors are smaller, privately held companies with less financial resources than the Company. Direct competitors include Airfloat, Hovair, and Aircaster. In custom-engineered products and projects, the Company normally competes as a substitute or alternative product versus conventional material-handling equipment manufactured by companies ranging in size from much smaller to significantly larger than the Company.

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

SIGNIFICANT CUSTOMERS

Historically the Company's primary customers have been transportation, agriculture, forestry, manufacturing, waste management and general industrial companies. Over the past few years, as a result of the Company's growth strategy, the customer base has expanded to include the aviation/aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Carrier, Chrysler, Ford, Hyundai, Kraft Foods, Lockheed, Michelin, Mitsubishi, NASA, Siemens, and Thiokol.

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

ACQUISITION OF EVERGREEN WEIGH, INC.

In April 1996, the Company acquired Evergreen Weigh, Inc. (Evergreen), a Washington corporation. Evergreen is a manufacturer of dynamic and static weighing systems. Evergreen's primary products include weigh-in-motion on-board scales for material-handling equipment, axle scales and wheel-load weighers. Key markets served by Evergreen products include the aviation, heavy construction, mining, quarry and transportation industries. The acquisition of Evergreen expanded the Company's product line and increased the number of markets in which the Company sells products. SI and Evergreen sales organizations merged into one integrated sales organization shortly after the acquisition. Evergreen operations were integrated into the Company's Weighing Systems Division in Seattle in June of 1997.

ASSET PURCHASE FROM LOAD MEASUREMENT CORPORATION

In June 1996, the Company purchased the assets of Load Measurement Corporation
(LMC). The asset purchase included the LMC on-board weighing system product lines, all related technology, trade names and inventory. LMC products are designed for and marketed primarily to the agriculture industry.

ACQUISITION OF AEROGO, INC.

In July 1997 the Company acquired AeroGo, Inc., a Washington corporation. AeroGo is a world leader in the design and manufacture of load-handling, moving, positioning and factory automation systems. AeroGo products, utilizing both standard and highly specialized air bearing movement systems, are marketed chiefly to aviation/aerospace, automotive, construction, manufacturing, maritime and general industry. AeroGo's factory automation expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, step conveyors and flexible manufacturing systems.

The acquisition of AeroGo provided the Company with an entrance to the industrial automation industry where additional acquisitions of complementary products and businesses will be pursued.

ACQUISITION OF NV TECHNOLOGY, INC.

In February 1998, the Company acquired NV Technology, Inc. (NV), a Nevada corporation. The transaction, which was a tax-free merger, was accounted for as a pooling-of-interest. NV is a manufacturer of high-performance, stainless steel sensors. The addition of NV's National Institute of Science & Technology (NIST) certified products expanded the Company's business in legal-for-trade, weighing and process control applications. NV operations were integrated into the Company's Weighing Systems Division in Seattle in June of 1998.

ACQUISITION OF ALLEGANY TECHNOLOGY, INC.

In July 1998, the Company acquired Allegany Technology, Inc. (Allegany), a Delaware corporation. Allegany is a leading designer and manufacturer of specialty sensors, industrial crane, and lift truck scales, along with billet weighing systems. Allegany's unique billet weighing systems increase productivity and profitability in the steel and heavy metals industries. Other major markets for Allegany products include aerospace, distribution, manufacturing, transportation and warehousing. Allegany products expanded the Company's strong position as a manufacturer of weighing products for niche markets.

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

1999 BUSINESS COMBINATION AND FACILITY CONSOLIDATION

In the third quarter of 1999 the company announced plans to combine four business units and to restructure manufacturing operations resulting in the closure of one manufacturing facility. In recognition of the expenses associated with this restructuring, the Company established an $850,000 reserve in the third quarter of 1999 to cover expenses related to implementation of the plan. Upon announcement of the plan, the Company estimated future savings of approximately $1.3 million annually due to lower manufacturing overhead and operating expenses as a result of the restructuring.

Under the Plan, Allegany Technology of Cumberland, Maryland and the Weighing Systems Division, of Seattle, Washington were combined to form SI/Allegany. SI/Allegany will operate from a Cumberland, Maryland headquarters, with it's western US markets served from a Seattle based Sales & Service Center. Additionally, the Company combined its two sensor businesses, Revere Transducers, of Tustin, California and NV Technology, of Seattle, Washington. The newly formed sensor business unit will operate from a Tustin, California headquarters and will retain the name Revere Transducers.

BACKLOG

At July 31, 1999, the Company's backlog was $8,433,983, compared with $7,819,506 on July 31, 1998. The Company's backlog consists of written orders and commitments believed to be firm and shippable in fiscal 2000. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company's future performance.

EMPLOYEES

At July 31, 1999, the Company employed 415 full time employees.

SOURCES OF SUPPLY

The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

PATENTS AND TRADEMARKS

The Company holds 35 patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 1999 to 2016. The company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

FOREIGN OPERATIONS

Included in the consolidated balance sheet at July 31, 1999 are the identifiable assets of the Company's subsidiary, Revere Transducers Europe B.V., which total approximately $5,118,000. Revere Transducers Europe was acquired by the Company at July 1, 1998 and was included in the results of operations from that date. The subsidiary is located in the Netherlands, and had sales of $10,316,189 and operating profits of $834,882 for the year ended July 31, 1999.

EXPORT SALES

The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:


                                    1999            1998             1997
                                  ---------      ----------        ----------
          Americas               $4,369,700      $2,477,000        $2,459,000
          Asia/Pacific            2,011,500       2,316,000         2,351,000
          Europe/Africa           1,467,400         969,000           628,000
                                  ---------      ----------        ----------

                                 $7,848,600      $5,762,000        $5,438,000
                                  ---------      ----------        ----------
                                  ---------      ----------        ----------

ITEM 2.  PROPERTIES


                                                                              SQUARE    LEASED OR        LEASE
LOCATION                    SEGMENT                UTILIZATION                FOOTAGE    OWNED        TERMINATION
UNITED STATES
Tukwila, WA                Industrial         Corporate offices and
                           Measurement        manufacturing and sales
                                              offices for the Weighing
                                              Systems Division                 30,000    Leased         April 2004
Tustin, CA                 Industrial         Manufacturing and sales for
                           Measurement        the U.S. operations of
                                              Revere Transducers               93,000    Leased         November 2004
Tukwila, WA                Industrial         Manufacturing and sales
                           Automation         offices for AeroGo, Inc.         55,000    Leased         April 2004
Cumberland, MD             Industrial         Manufacturing and sales
                           Measurement        offices for Allegany
                                              Technology, Inc.                 33,000    Leased         May 2006
Cumberland, MD             Industrial         Aircraft hanger                   4,200    Owned
                           Measurement

INTERNATIONAL
Breda, the Netherlands     Industrial         Manufacturing and sales
                           Measurement        offices for the European
                                              operations of Revere
                                              Transducers                      22,000    Leased         June 2007
Kelowna, B.C., Canada      Industrial         Sales and distribution center
                           Measurement                                          3,000    Leased         May 2001

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

No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of October 26, 1999, there were 226 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared nor paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 1999 and fiscal 1998:


                                                      Price Range of Common Shares
                                            1999                                     1998
                                  HIGH              LOW                    HIGH               LOW
                               ------------     ------------           ------------       -----------
1st Quarter                        7                 4                      7 1/4              4
2nd Quarter                        4 11/16           3 5/16                 8 1/4              4 13/16
3rd Quarter                        4 1/2             2 7/8                  7                  5
4th Quarter                        3 7/8             2 3/4                  8 1/2              5 1/4

DIVIDEND POLICY

         The Company has never declared nor paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.


                              SI TECHNOLOGIES, INC.
                      Selected Consolidated Financial Data
                               Year ended July 31

                                     1999              1998            1997(1)        1996(1)         1995(1)
                                     ----              ----            ----           ----            ----
Net sales                        $ 44,688,775      $23,829,033     $14,123,243     $12,385,777     $10,603,692

Net earnings (loss)                 (229,715)          830,379         499,276         666,546         361,462

Net earnings (loss) per
share basic                             (.07)             0.30            0.20            0.26            0.14

Net earnings (loss) per
share diluted                           (.07)             0.28            0.19            0.25            0.14

Total assets                       37,667,762       39,997,005      17,604,726      10,131,990       7,921,466

Long-term debt, less current
portion                            11,418,485       12,134,989       4,348,405       1,952,162         670,792

Other long-term obligations         1,422,865        1,773,475         178,300         468,000         407,200

---------------------
(1) as restated for the NV Technology acquisition

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


                                                                                    Percent
                                                  Year ended July 31           Increase/(Decrease)

                                                                               1999 vs.     1998 vs.
                                             1999        1998        1997        1998        1997
                                             ----        ----        ----        ----        ----
Net sales                                   100.0%      100.0%      100.0%       87.5%       68.7%

Cost of sales                                61.7        57.4        57.8       101.7        67.6
                                           --------------------------------
Gross profit                                 38.3        42.6        42.2        68.4        70.2

Selling, general and administrative          25.4        26.1        27.2        82.9        61.8

Research, development and engineering         6.4         5.2         5.8       130.7        50.6

Amortization of intangibles                   1.0         1.4         1.0        31.2       130.5

Restructuring charges                         1.9         -           -         100.0         -
                                           --------------------------------
Operating expenses                           34.7        32.7        34.0        99.2        62.0
                                           --------------------------------
Operating profit                              3.5         9.9         8.2       (33.1)      104.3

Interest expense                             (3.7)       (4.0)       (2.3)       74.3       195.9

Other income                                  0.1         -           0.1       386.8       (64.7)
                                           --------------------------------
Earnings (loss) before income tax            (0.1)        5.9         6.0      (103.4)       66.7)

Income tax                                   (0.4)       (2.4)       (2.5)      (69.1)       67.2
                                           --------------------------------
Net earnings (loss)                          (0.5)        3.5         3.5      (127.7)       66.3
                                           --------------------------------
                                           --------------------------------

RESULTS OF OPERATIONS

The Company grew significantly in 1999. Sales and cash flow, as measured by EBITDA, increased to record levels. This performance is reflective of the new products acquired in recent years and the new markets that the company has entered. Due to the magnitude of recent acquisitions, and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

NET SALES

Net sales for the year ended July 31, 1999 increased $20,859,742 or 88% to $44,688,775 from $23,829,033 for the year ended July 31, 1998. The increase in sales is primarily attributable to the addition of new product lines and the entry into new markets that resulted from sales generated by companies acquired in recent years.

Net sales from industrial measurement products increased approximately $20.5 million, industrial automation products net sales increased approximately $0.3 million. The growth in measurement products reflects sales of new weighing system product lines sold into the aerospace, distribution, manufacturing, transportation and warehousing markets and the addition of new markets for sensor products. The growth of industrial automation products reflects a higher level of engineered systems revenue as compared to last year. Standard industrial automation products sales decreased from 1998 to 1999. Industrial measurement products sales reflect the results of the Allegany Technology and the Revere Transducer acquisitions, which were included for all twelve months of 1999 as compared to one month in 1998. The increased revenue base has resulted in a more diverse customer universe that reduces the Company's dependence on any single product line, market or geographic region.

Net sales for 1998 increased by $9,705,790 or 69% over the 1997 net sales of $14,123,243. The increase in sales is primarily attributable to the added product lines resulting from the acquisitions of AeroGo, Inc., Allegany Technology, Inc., NV Technology, Inc. and Revere Transducers.

International sales increased to $18.2 million in 1999 from $6.9 million in 1998. International sales accounted for 41% and 29% of total Company sales in 1999 and 1998 respectively. The increased proportion of international sales is due primarily to the incorporation of Revere Transducers' European operation for a full year in 1999 as compared to one month in 1998. International sales are transacted both in U.S. dollars and in local currency. Sales in local foreign currency are generally in Canadian and European markets. Sales in other markets are generally conducted in U.S. dollars. There has not been a significant impact on the financial statements due to changes in currency rates.

GROSS PROFIT

Gross profit for the year ended July 31, 1999 increased $6,951,165 or 68% to $17,107,819 from $10,156,654 for the year ended July 31, 1998. The increase in gross profit is attributable to the new measurement products and markets entered as a result of the sales growth generated by companies acquired in recent years. The corresponding gross margins for the periods were 38.3% and 42.6%, respectively. The year over year decrease in gross margin is the result of the changing mix of products resulting from newly acquired product lines. Gross margin was also negatively impacted by excess capacity in the industrial measurement production facilities. The excess manufacturing capacity was reduced during the first quarter of fiscal 2000 as a production facility was closed and that manufacturing activity transferred to other facilities within the measurements product segment.

Gross profit for the year ended July 31, 1998 increased $4,189,162 or 70% to $10,156,654 from $5,967,492 for the year ended July 31, 1997. This increase in gross profit is directly attributable to higher sales volume resulting from acquisitions completed in later fiscal 1997, and in fiscal 1998. The corresponding gross margins for the periods were 42.6% and 42.2%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended July 31, 1999 and 1998 were $11,364,869 and $6,212,443, respectively. This is an increase of $5,152,426 or 83%. The increase is related to the acquisitions discussed above. Selling, general and administrative expenses as a percentage of sales were 25% in 1999 as compared to 26% in 1998.

Selling, general and administrative expenses for the years ended July 31, 1998 and 1997 were $6,212,443 and $3,838,825, respectively. This is an increase of $2,373,618 or 62%. The increase is primarily related to the acquisitions discussed above. Selling, general and administrative expenses as a percentage of sales were 26% in 1998 as compared to 27% in 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses for the years ended July 31, 1999 and 1998 were $2,866,494 and $1,242,533, respectively. This is an increase of $1,623,961 or 131%. Spending as a percentage of sales was 6% in 1999 and 5% in 1998. The increase in dollar amount is attributable to the acquisitions noted earlier.

Research, development and engineering expenses for the years ended July 31, 1998 and 1997 were $1,242,533 and $825,312, respectively. This is an increase of $417,221 or 51%. The increase in dollar amount is attributable to the acquisitions noted earlier.

AMORTIZATION EXPENSES

Intangible amortization expenses amounted to $444,889 in 1999 as compared to $339,114 in 1998. This is an increase of $105,775 or 31%. In 1998 intangible amortization increased $191,988 over the amount recorded in the year ended July 31, 1997 of $147,126. The increases in amortization in both years were the results of increases in the costs in excess of assets acquired recorded for the acquisitions completed during those years.

RESTRUCTURING CHARGES

In 1999 the Company recorded restructuring charges totaling $850,000 in connection with a plan to combine four business units and to restructure manufacturing operations resulting in the closure of one manufacturing facility. The charges related to severance and other related benefits and costs of exiting the facility to be closed, including lease termination costs, and write-down of existing assets to their expected net realizable value. When complete, the consolidations are expected to result in annual cost savings estimated at approximately $1.3 million.

INTEREST AND OTHER INCOME

Interest expense for 1999 increased $705,951 or 74%, to $1,656,552 from $950,601 in 1998. Interest expense in 1997 was $321,307. These increases in interest expense reflect the costs of additional borrowings required for financing the AeroGo, Allegany Technology and Revere Transducers acquisitions. Other income was $26,366 in 1999 as compared to $5,416 in 1998. In 1997 other income was $15,354.

INCOME TAXES

Income tax expense for the years ended July 31, 1999 and 1998 was $181,096 and $587,000, respectively. The Company's effective tax rate (income tax expense as a percentage of pretax income) was 41% in 1998. An effective tax rate is not calculable in 1999 due to the recording of a loss before income taxes. The effective tax rate exceeds the U.S. federal corporate income tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes and due to state income taxes.

Income tax expense in 1998 of $587,000 increased by $236,000 as compared to the $351,000 recorded in 1997. The Company's effective tax rate in 1997 was 41%.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999 the Company's cash position was $32,042 compared to $573,863 at July 31, 1998. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $7,474,841 from $6,730,351 at July 31, 1998.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash provided by operations in 1999 was $942,912. During 1998, cash provided by operations was $1,024,768. In April 1998, the Company sold 839,664 shares of common stock and used the net proceeds (approximately $3,683,000) to reduce debt incurred with the acquisition of AeroGo, Inc.

The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $500,000 in 2000 as compared to $536,869 in 1999. Excluding payments under the Company's lines of credit, principal payments made under notes payable and long-term debt totaled approximately $2,133,730 for the year ended July 31, 1999. In 2000, approximately $4,281,146 in principal and long-term debt will be due on notes payable and debt obligations.

In July 1998, the Company amended its principal credit agreement with its bank for the purpose of financing the acquisitions of Allegany Technology, Inc. and Revere Transducers. This agreement included an increase to the Company's existing line of credit from $4,000,000 to $8,000,000, a one-year note in the amount of $3,000,000, a seven-year note in the amount of $5,000,000 and the continuation of a seven-year note (due in 2004) with a balance of $1,357,143 as of July 31, 1999. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity, and other covenants. The Company's covenants were modified on September 30, 1999. The Company obtained a waiver from the bank specifying that the covenants in effect on July 31, 1999 were waived and replaced with amended covenants.

The Company's $8,000,000 line of credit, maturing November 2000, continues to be extended as requested. As of July 31, 1999, the Company had borrowings of $6,754,529 under the line of credit. In July 1998 the maturity date of the Company's one-year note of $3,000,000 was extended. The current maturity date is April 2000.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of July 31, 1999, the Company had borrowings of $1,525,000 under the line of credit.

The Company believes that cash flow from operations and funds available under its bank facilities will be sufficient to meet the Company's working capital needs and principal payments on long term debt. Repayment of the $3,000,000 note due April 2000 will require capital from an equity financing or negotiation of revised terms with the bank. The Company believes that it could obtain the capital necessary to make additional acquisitions primarily through either issuances of common or preferred stock or debt. No assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

YEAR 2000 INITIATIVES

The Company is currently completing projects to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's information processing systems. The Company regularly updates its information systems capabilities and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position.

The Company has also communicated with suppliers and customers to assess the potential impact on our operations if those parties fail to become Year 2000 compliant. Based on responses to date, it appears that many of these parties have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner.

The Company is developing a contingency plan to protect our business and operations from Year 2000 related interruptions. There can be no assurances, however, that any of our contingency plans will be sufficient to handle all problems or issues that may arise. Accordingly, no assurances can be given that this global issue will not affect the Company's results of operations.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct.

ITEM 7.  FINANCIAL STATEMENTS


                                                                                  (FORM 10-KSB)
                                                                                       Pages(s)
            Report of Independent Certified Public Accountants.  . . . . . . . . . .         21
            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .         22
            Consolidated Statements of Operations . . . . . .  . . . . . . . . . . .         23
            Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . .         24
            Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . .         25
            Notes to Consolidated Financial Statements  .  . . . . . . . . . . . . .      26-39

                        Consolidated Financial Statements

                              SI TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          July 31, 1999, 1998 and 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


   /s/ Grant Thornton LLP
  ----------------------------
       Grant Thornton LLP

Seattle, Washington
September 30, 1999

                     SI Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                    July 31,


                                     ASSETS
                                                                                   1999                    1998
                                                                                ------------           -----------
CURRENT ASSETS
    Cash                                                                        $    32,042           $    573,863
    Trade accounts receivable, less allowance
       for doubtful accounts of $339,744 in 1999
       and $466,134 in 1998                                                       8,635,695              7,391,120
    Unbilled revenues                                                               126,859                373,327
    Inventories                                                                  10,087,125             11,026,104
    Deferred tax asset                                                            1,423,900              1,245,000
    Income taxes receivable                                                          85,894                      -
    Other current assets                                                            508,961                498,533
                                                                                 ----------             ----------

                Total current assets                                             20,900,476             21,107,947

PROPERTY AND EQUIPMENT, less accumulated depreciation and
    amortization                                                                  6,516,834              8,049,006

OTHER ASSETS
    Intangible assets, net                                                        9,977,856             10,217,389
    Other                                                                           272,596                622,663
                                                                                 ----------             ----------

                                                                               $ 37,667,762           $ 39,997,005
                                                                                 ----------             ----------
                                                                                 ----------             ----------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                              $  4,767,128           $  5,104,411
    Current maturities of long-term debt                                          1,039,018              1,319,060
    Accounts payable                                                              3,559,770              3,758,849
    Customer advances                                                               109,140                      -
    Income taxes payable                                                                  -                134,280
    Accrued liabilities                                                           3,950,579              4,060,996
                                                                                -----------            -----------

                Total current liabilities                                        13,425,635             14,377,596

LONG-TERM DEBT, less current maturities                                          11,418,485             12,134,989
OTHER LIABILITIES                                                                 1,021,265              1,226,175
DEFERRED TAXES                                                                      401,600                547,300

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized, 2,000,000                      -                      -
       shares; none outstanding
    Common stock, par value $.01 per share; authorized, 10,000,000;
       issued and outstanding 3,547,123                                              35,471                 35,471
    Additional paid-in capital                                                   10,294,071             10,320,765
    Retained earnings                                                             1,108,637              1,338,352
    Accumulated other comprehensive income                                          (37,402)                16,357
                                                                               -------------           -----------

                                                                                 11,400,777             11,710,945
                                                                                 ----------             ----------

                                                                               $ 37,667,762           $ 39,997,005
                                                                                 ----------             ----------
                                                                                 ----------             ----------

The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended July 31,

                                                                           1999                 1998                 1997
                                                                       ------------         ------------         --------
Net sales                                                              $ 44,688,775        $ 23,829,033         $ 14,123,243
Cost of sales                                                            27,580,956          13,672,379            8,155,751
                                                                         -----------          ---------            ---------
             Gross profit                                                17,107,819          10,156,654            5,967,492

Operating expenses:
    Selling, general and administrative                                  11,364,869           6,212,443            3,838,825
    Research, development and engineering                                 2,866,494           1,242,533              825,312
    Amortization of intangibles                                             444,889             339,114              147,126
    Restructuring charges                                                   850,000                   -                    -
                                                                         -----------          ---------            ---------
                                                                         15,526,252           7,794,090            4,811,263
                                                                         -----------          ---------            ---------

             Earnings from operations                                     1,581,567           2,362,564            1,156,229

Interest expense                                                         (1,656,552)           (950,601)            (321,307)
Other income, net                                                            26,366               5,416               15,354
                                                                          ----------           --------             --------

             Net earnings (loss) before income taxes                        (48,619)          1,417,379              850,276

Income tax expense                                                         (181,096)           (587,000)            (351,000)
                                                                          ----------           --------             --------

             NET EARNINGS (LOSS)                                        $  (229,715)         $  830,379           $  499,276
                                                                          ----------           --------             --------
                                                                          ----------           --------             --------
Earnings (loss) per common share                                         $   (.07)            $    .30             $   .20
                                                                          --------             -------              ------
                                                                          --------             -------              ------
Earnings (loss) per common share, assuming dilution                      $   (.07)            $    .28             $   .19
                                                                          --------             -------              ------
                                                                          --------             -------              ------


The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended July 31, 1999, 1998 and 1997


                                                                                                      Accumulated
                                                                    Additional                           other             Total
                                          Common Stock                paid-in         Retained       comprehensive     stockholders'
                                     Shares           Amount          capital         earnings          income             equity
                                      ----------  ------------     -----------      ------------    ------------       ------------
Balance, August 1, 1996               2,547,240    $    25,472     $ 5,391,256      $      8,697    $          -       $  5,425,425

Net earnings                                                 -               -           499,276               -            499,276
                                      ----------  ------------     -----------      ------------    ------------       ------------

Balance, July 31, 1997                2,547,240         25,472       5,391,256           507,973               -          5,924,701

Expiration of put option
    obligations                               -              -         385,000                 -               -            385,000
Compensation associated with
    stock bonus                               -              -          72,000                 -               -             72,000
Proceeds from exercise of
    stock options                        18,000            180          29,632                 -               -             29,812
Proceeds from sale of common
    stock, net of issuance
    costs                               839,664          8,397       3,644,303                 -               -          3,652,700
Issuance of common stock
    related to acquisition              142,219          1,422         798,574                 -               -            799,996
Foreign currency  translation
    adjustment                                -              -               -                 -          16,357             16,357

Net earnings                                                 -                 -         830,379                -           830,379
                                      ----------  ------------     -----------      ------------    ------------       ------------

Balance, July 31, 1998                3,547,123         35,471      10,320,765         1,338,352          16,357         11,710,945

Cost associated with equity
    financing                               -                -          (26,694)              -               -           (26,694)
Foreign currency  translation
    adjustment                              -                -               -                -            (53,759)       (53,759)

Net earnings (loss)                           -               -                        (229,715)                -         (229,715)
                                      ----------  ------------     -----------      ------------    ------------       ------------

Balance, July 31, 1999                3,547,123       $ 35,471     $10,294,071        $1,108,637        $ (37,402)      $11,400,777
                                      ----------  ------------     -----------      ------------    ------------       ------------
                                      ----------  ------------     -----------      ------------    ------------       ------------

The accompanying notes are an integral part of this statement.

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Year ended July 31,


                                                                                      1999                1998             1997
                                                                                  ------------        ------------     -----------
Increase (Decrease) in Cash
Cash flows from operating activities:
    Net earnings (loss)                                                           $  (229,715)         $  830,379       $  499,276
    Adjustments to reconcile net earnings (net loss) to net cash provided by operating activities:
          Loss on disposal of assets                                                    5,010                   -                -
          Depreciation and amortization                                             2,187,213             996,069          552,731
          Deferred lease costs                                                       (204,910)                  -                -
          Deferred income taxes                                                      (324,600)             32,344          171,500
          Changes in operating assets and liabilities:
                 Trade accounts receivable and unbilled revenues                     (998,107)           (646,309)         (11,374)
                 Inventories                                                          938,979            (634,615)         545,253
                 Income taxes receivable/payable                                     (220,174)            951,162         (123,599)
                 Other current assets                                                 (10,428)             43,749          (83,390)
                 Accounts payable                                                    (199,079)           (264,320)      (1,307,814)
                 Accrued liabilities and customer advances                             (1,277)           (283,691)        (101,225)
                                                                                   -----------        -----------      -----------
                        Net cash provided by operating activities                     942,912           1,024,768          141,358

Cash flows from investing activities:
    Other assets                                                                     (475,221)            (61,828)        (341,065)
    Purchase of property and equipment                                               (536,869)           (216,870)        (427,060)
    Proceeds from the disposition of property and equipment                           898,020                   -                -
    Acquisition of subsidiaries (net of $260,297 cash acquired in 1998
       and $1,159,395 in 1997)                                                              -         (10,286,722)      (4,840,605)
                                                                                   -----------        -----------      -----------
                        Net cash used in investing activities                        (114,070)        (10,565,420)      (5,608,730)

Cash flows from financing activities:
    Borrowings on notes payable                                                             -           3,088,290        3,079,452
    Borrowings on line of credit, net                                                 843,520           2,197,852          516,787
    Proceeds from long-term debt                                                            -           5,000,000        3,000,000
    Proceeds from sale of common stock                                                      -           3,682,512                -
    Payments on notes payable                                                        (293,664)         (3,323,129)               -
    Payments on long-term debt                                                     (1,840,066)           (775,193)      (1,138,305)
    Costs associated with equity financing                                            (26,694)                  -                -
    Other                                                                                    -             72,000          100,000
                                                                                   -----------        -----------      -----------
                        Net cash provided (used) by financing activities           (1,316,904)          9,942,332        5,557,934

Foreign currency translation adjustment                                               (53,759)             16,357                -
                                                                                   -----------        -----------      -----------

Net increase (decrease) in cash                                                      (541,821)            418,037           90,562
Cash at beginning of year                                                             573,863             155,826           65,264
                                                                                   -----------        -----------      -----------

Cash at end of year                                                              $     32,042       $     573,863    $     155,826
                                                                                   -----------        -----------      -----------
                                                                                   -----------        -----------      -----------

Cash paid during the year for:
    Interest                                                                     $  1,707,642         $   778,539      $   236,776
    Income taxes                                                                  $   736,934         $   567,866      $   297,801

Non-cash investing and financing activities:
    See Note R


The accompanying notes are an integral part of these statements.

                     SI Technologies, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SI Technologies, Inc. designs, manufactures and markets high performance industrial sensors, weighing and material-handling equipment and systems, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Sales are made to customers throughout the world. A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follow.

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

     4.   INTANGIBLE ASSETS

     Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition, which are amortized using the straight-line method primarily over periods of 25 to 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $1,748,579 and $1,302,162 at July 31, 1999 and 1998, respectively.

     5.   CAPITALIZED COMPUTER SOFTWARE COSTS

     Capitalized computer software costs with an unamortized cost of $53,837 and $383,380 at July 31, 1999 and 1998, respectively, are reflected as other assets in the accompanying consolidated balance sheets. These costs are being amortized over periods ranging from one to three years. Amortization expense charged to operations relating to these costs totaled approximately $333,500, $92,700 and $39,700 for the years ended July 31, 1999, 1998 and
     1997, respectively.

     6.   PRODUCT WARRANTY

     Product warranty costs are estimated and accrued at the time sales are recorded.

     7.   REVENUE RECOGNITION

     Sales are recorded at the time of shipment for equipment and for special orders with relatively short production time requirements. On long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated losses are recorded in total when they become evident. Such billings are generally made and collected in the subsequent year.

     8.   COMPREHENSIVE INCOME

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

     10.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.


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

     Prior to the merger, NV's fiscal year ended on December 31. In recording the business combination, NV's prior period financial statements have been restated to a year ended July 31, to conform to the Company's year end. There were no transactions between the Company and NV prior to the combination, and adjustments were recorded to conform NV's accounting policies. Certain reclassifications were made to the NV financial statements to conform to the Company's presentation.

     2.   REVERE TRANSDUCERS

     Effective July 1, 1998, the Company purchased 100% of the common stock of Revere Transducers, Inc. and Revere Transducers Europe B.V. (jointly - Revere) for $8,282,000 in cash. Revere is engaged in the manufacture of industrial sensors and weighing equipment. The combination is accounted for under the purchase method of accounting. The fair value of net assets acquired exceeded the acquisition cost by $249,930, which was adjusted in 1999 from $552,297 for additional acquisition costs. This amount has been applied to reduce the fair value of recorded property and equipment. Earnings include the results of operations of Revere from the acquisition date, July 1, 1998. The purchase of Revere was funded by the net proceeds from the note payable from the bank and the term loan from the bank described in Notes E and G.

     3.   ALLEGANY TECHNOLOGY, INC.

     Effective July 1, 1998, the Company purchased 100% of the common stock of Allegany Technology, Inc. (Allegany) for $2,888,290 in cash and SI common stock. Allegany is engaged in the manufacture of industrial sensors and weighing equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $2,999,686, which was adjusted in 1999 from $2,810,537 for adjustments to the fair value of assets, is being amortized on a straight-line basis over twenty-five years. Earnings include the results of operations of Allegany from the acquisition date, July 1, 1998. The purchase of Allegany was funded by borrowings under the Company's line of credit and from the issuance of 142,219 shares of common stock.

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

     The following table reflects the unaudited pro forma consolidated results of operations of the acquisitions of Revere, Allegany and AeroGo as if they had occurred on August 1, 1996.

                                                    (Unaudited)              (Unaudited)
                                                      7/31/98                   7/31/97
                                                    -----------               ------------
     Net sales                                       $47,660,183               $46,292,942

     Net earnings (loss)                            $(1,248,340)              $(2,144,507)

     Earnings (loss) per share                        $    (.42)                 $  (.81)


NOTE C - INVENTORIES

     Inventories consist of the following at July 31:

                                                                 1999                            1998
                                                              ----------                       -------
     Raw materials                                          $  4,987,726                   $  4,782,003
     Work in process                                           1,536,066                      2,434,209
     Finished goods                                            3,563,333                      3,809,892
                                                             -----------                    -----------

                                                            $ 10,087,125                   $ 11,026,104
                                                             -----------                    -----------
                                                             -----------                    -----------

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at July 31:


                                                                 1999                           1998
                                                              ----------                       ------
     Machinery and equipment                                  $8,602,915                     $7,837,765
     Buildings                                                    83,600                        730,680
     Leasehold improvements                                    1,369,820                      1,485,153
                                                            ------------                    -----------
                                                              10,056,335                     10,053,598
     Less accumulated depreciation and
        amortization                                           3,539,501                      2,254,592
                                                            ------------                    -----------

                                                               6,516,834                      7,799,006

     Land                                                              -                        250,000
                                                            ------------                    -----------

                                                            $  6,516,834                   $  8,049,006
                                                            ------------                    -----------
                                                            ------------                    -----------

NOTE E - NOTES PAYABLE

     In conjunction with the Revere Transducers acquisition described in Note B, the Company entered into a term loan payable to a bank for $3,000,000. The loan requires monthly interest only payments until when the loan is due in full on April 10, 2000. The interest rate on the note is 11.75%. The note is secured by all assets of the Company and is subject to the financial covenants described in Note G.

     The Company has a working capital line of credit with a bank for the purpose of financing the operations of its Revere Transducers Europe subsidiary. The line is available up to a maximum of approximately $3,250,000. As of July 31, 1999 the outstanding balance amounted to $1,525,000. The line of credit bears interest at 4.6%. The line of credit is secured by the inventories and accounts receivable of Revere Transducers Europe.

     A note payable in the amount of $242,128 is due to shareholders of an acquired company. The note bears interest at 5% and was paid August 1999.



NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at July 31:


                                                                 1999                          1998
                                                               --------                       ------
     Accrued salaries, wages and
       other compensation                                     $1,770,293                    $2,522,981
     Product start up and warranty reserve                       386,566                       408,050
     Distributor commissions                                           -                        62,601
     Accrued legal and settlement costs                          367,502                       536,425
     Accrued restructuring costs                                 749,322                             -
     Deferred lease and rent cost - current                      204,907                       178,856
     Other                                                       471,989                       352,083
                                                                --------                      --------

                                                              $3,950,579                    $4,060,996
                                                              ----------                    ----------
                                                              ----------                    ----------

NOTE G - LONG-TERM DEBT

     Long-term debt consists of the following at July 31:


                                                                                                1999              1998
                                                                                               ------            ------
     Revolving line of credit with a bank for up to $8,000,000 plus interest at the prime rate plus 1%, .5%, .25% or at LIBOR plus 3.25%, 2.75%, 2.5% or 2.25%
         depending on certain financial ratios of the Company (9% at July 31, 1999 and 9.5% at July 31, 1998), secured by trade accounts receivable,
         inventories and certain equipment, due November 2000                                $6,754,529         $5,911,009

    Note payable to bank in monthly installments of $59,524 plus interest at the prime rate plus 1.125%, .6875%, .375% or at LIBOR plus 3.375%, 3%, 2.625% or
         2.375% depending on certain financial ratios of the Company (8.5% at July
         31, 1999 and 9.625% at July 31, 1998), secured by all assets, due July 2005          4,285,714          5,000,000

    Note payable to bank in monthly installments of $22,619 plus interest at the prime rate plus 1.125%, .6875% or .25% or LIBOR plus 3.375%, 3% or 2.625%, depending on certain financial ratios of the Company (8.5% at July 31, 1999
         and 9.625% at July 31, 1998), secured by all assets, due July 2004                   1,357,143          1,628,571

    Note payable to bank in monthly installments of $3,626 including interest at
         9.25%, secured by real estate, paid in full May, 1999                                        -            540,310

     Other unsecured notes payable, at interest rates ranging from 5%
         to 8%, due between 2000 and 2002                                                        60,117            374,159
                                                                                                 ------            -------

                                                                                             12,457,503         13,454,049
     Less current maturities                                                                  1,039,018          1,319,060
                                                                                           ------------       ------------

                                                                                            $11,418,485        $12,134,989
                                                                                           ------------       ------------
                                                                                           ------------       ------------

     Aggregate maturities of long-term debt, excluding the revolving line of credit, are approximately as follows at July 31, 1999:

                     Year Ending July 31,
                     --------------------
                            2000                       $ 1,039,018
                            2001                           990,100
                            2002                           988,100
                            2003                           985,700
                            2004                           985,700
                            Thereafter                     714,356
                                                          --------

                                                        $5,702,974
                                                        ----------
                                                        ----------

     The Company is required to maintain certain levels of working capital, net worth and cash flow ratios and may not pay any cash dividends under terms of its credit agreement. The Company's covenants were modified on September 30, 1999. The Company obtained a waiver from the bank specifying that the covenants in effect on July 31, 1999 were waived and replaced with amended covenants.

NOTE H - OTHER LIABILITIES

     Other liabilities consist of the following at July 31:


                                                      1999                         1998
                                                      ----                         ----
         Deferred lease costs                      $ 663,065                    $ 822,200
         Deferred rent                               358,200                      403,975
                                                    --------                     --------

                                                  $1,021,265                   $1,226,175
                                                   ---------                    ---------
                                                   ---------                    ---------

     Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $994,593. The deferred lease cost is amortized over 62 months, the remaining life of the lease. Aggregate maturities of deferred lease costs are as follows at July 31, 1999:


         Year ending July 31,
         --------------------
         2000                                      $ 159,132
         2001                                        159,130
         2002                                        159,130
         2003                                        159,130
         2004                                        159,130
         Thereafter                                   26,545
                                                    --------

                                                   $ 822,197
         Less current portion                        159,132
                                                     -------
                                                   $ 663,065
                                                   ---------
                                                   ---------


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


NOTE J - COMMITMENTS AND CONTINGENCIES

     1.   LEASES

     The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2006. A portion of one manufacturing facility is subleased under a lease, which expires in 2005. Total future minimum sublease rentals amount to $552,420 at July 31, 1999.

     The minimum rental commitments, excluding sublease income, under operating leases are as follows:


                   Year ending July 31,
                   --------------------
                          2000                        $1,244,600
                          2001                         1,227,100
                          2002                         1,254,100
                          2003                         1,251,300
                          2004                           968,000
                          Thereafter                     247,900
                                                      ----------

                                                      $6,193,000
                                                      ----------
                                                      ----------

     Rent expense under noncancelable operating leases was approximately $1,110,000, $510,500 and $416,000 for the years ended July 31, 1999, 1998 and 1997, respectively. Sublease income was approximately $53,500 for the year ended July 31, 1999.

     2.   CONSULTING AND NON-COMPETE AGREEMENTS

     Certain former executives of a company acquired in a prior year entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have a term of ten years. Future payments under these agreements are as follows:


                   Year ending July 31,
                   --------------------
                          2000                          $122,500
                          2001                           107,500
                          2002                            62,500
                          2003                            62,500
                          2004                            62,500
                          Thereafter                     104,167
                                                        --------

                                                        $521,667
                                                        --------
                                                        --------

     The expense associated with these agreements totaled $122,500, $122,500 and $122,500 for the years ended July 31, 1999, 1998 and 1997, respectively.

     3.   LITIGATION

     The Company is engaged in various legal actions. In the opinion of management, based upon advice of counsel, adequate accruals and settlements are provided for in the consolidated financial statements and the ultimate outcome of these actions will not have a material impact on the Company's consolidated financial statements.

NOTE K - INCOME TAXES

     The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

     Income tax expense consists of the following for the year ended July 31:


                                                       1999                          1998                       1997
                                                    ----------                    ----------                  -------
     Current expense                                 $505,696                      $462,700                  $179,500
     Deferred expense (benefit)                      (324,600)                      124,300                   171,500
                                                     ---------                      -------                   -------

                                                      $181,096                      $587,000                  $351,000
                                                     ---------                      -------                   -------
                                                     ---------                      -------                   -------


     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:
                                                               1999                     1998                    1997
                                                            ----------               ----------              -------
     Tax at statutory rate                                   $(16,500)              $481,900                 $293,800
     Nondeductible goodwill                                   147,800                108,400                   61,000
     State and foreign taxes                                  222,100                 41,000                    3,000
     Foreign sales corporation                               (121,500)               (13,400)                 (24,400)
     Credits and net operating losses utilized                (33,000)               (46,900)                  (4,400)
     Other                                                    (17,804)                16,000                   22,000
                                                              --------              --------                ---------

                                                             $181,096               $587,000                $ 351,000
                                                              --------              --------                ---------
                                                              --------              --------                ---------

     The components of deferred taxes included in the balance sheet are as follows at July 31:


                                                                         1999                       1998
                                                                      ----------                ----------
     Deferred tax asset:
         Accrued vacation and warranty                               $  262,600                 $  268,500
         Provision for bad debts                                         65,900                     55,400
         Accrued liabilities not paid                                    76,800                    129,900
         Inventory reserve and capitalized overhead                     760,600                    785,800
         Restructuring accrual                                          254,800                          -
         Foreign currency adjustment                                      3,200                      5,400
                                                                       --------                   --------

                                                                     $1,423,900                 $1,245,000
                                                                       --------                   --------
                                                                       --------                   --------
     Deferred tax liability:
         Excess of tax over book depreciation                       $   627,000                $   880,900
         Deferred lease costs                                          (225,400)                  (333,600)
                                                                    ------------                 ---------

                                                                    $   401,600                $   547,300
                                                                       --------                   --------
                                                                       --------                   --------

     The Company has recorded a deferred tax asset of $1,423,900 and $1,245,000 as of July 31, 1999 and 1998, respectively. The Company has not recorded a valuation allowance against the asset as it believes it is more likely than not that all of the deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.


NOTE L - STOCK OPTION PLAN

     The Company implemented a new stock option plan in 1995 and has authorized a total of 600,000 shares of common stock to be set aside for grants. Additionally, options are outstanding under the old plan that expired July 31, 1994. The vesting and expiration dates of the stock options are at the discretion of the Board of Directors.

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


                                                         1999                         1998                        1997
                                                     ------------                 ------------                  --------
     Net earnings (loss)
         As reported                                   $(229,715)                     $830,379                  $499,276
         Pro forma                                     $(387,216)                     $726,875                  $420,005

     Earnings per common share
         As reported - basic                               $(.07)                        $ .30                     $ .20
         Pro forma                                         $(.11)                        $ .26                     $ .17

         As reported - diluted                             $(.07)                        $ .28                     $ .19
         Pro forma                                         $(.11)                        $ .24                     $ .16

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 1999, 1998 and 1997, respectively: dividend yields are nil, expected volatility of 54, 54 and 52 percent; risk-free interest rate of 5.1%; and expected option lives of 6.6, 6.9 and 7.8 years, respectively. The weighted-average fair value of options granted during the periods ending July 31, 1999, 1998 and 1997, for which the weighted average exercise price equals the market price on the grant date was $3.93, $4.88 and $3.63, respectively.

     The following tables summarize information concerning currently outstanding and exercisable stock options:


                                                              Stock Options Outstanding            Weighted-Average Exercise Price
                                                              -------------------------            -------------------------------
     Balance, July 31, 1996                                             242,500                                $2.75

     Granted                                                            125,000                                $2.15
     Exercised                                                                -                                $   -
     Expired/canceled                                                  (21,000)                                $3.90
                                                                      --------

     Balance, July 31, 1997                                             346,500                                $2.47

     Granted                                                             60,000                                $4.75
     Exercised                                                         (18,000)                                $1.66
     Expired/canceled                                                  (12,000)                                $2.13
                                                                      --------

     Balance, July 31, 1998                                             376,500                                $2.87

     Granted                                                             52,000                                $3.93
     Exercised                                                                -                                $   -
     Expired/canceled                                                         -                                $   -
                                                                      --------

     Balance, July 31, 1999                                             428,500                                $3.00
                                                                      --------
                                                                      --------


                                                                       Weighted-Average
                                       Number of Shares           Remaining Contractual Life           Weighted-Average
     Range of Exercise Prices             Outstanding                      in Years                     Exercise Price
     ------------------------             -----------                      --------                     --------------
            $1-$2                           200,000                           5.9                             $1.70
            $2-$3                            50,500                           7.8                             $2.90
            $3-$4                            11,000                           9.0                             $3.48
            $4-$5                           157,000                           7.6                             $4.53
            $5-$6                            10,000                           8.8                             $5.88
                                         ----------

                                            428,500
                                            -------
                                            -------

                                       Number of Shares                Weighted-Average
     Range of Exercise Prices             Exercisable                   Exercise Price
     ------------------------             -----------                   --------------
            $1-$2                           164,000                          $1.66
            $2-$3                            38,400                          $2.95
            $3-$4                               600                          $3.25
            $4-$5                            75,000                          $4.51
            $5-$6                             2,000                          $5.88
                                          ---------

                                            280,000
                                            -------
                                            -------

NOTE M - EARNINGS PER SHARE

     The Company uses Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). Earnings per share are based on the average number of shares outstanding during each period and income available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised.

     The table below presents the information used to compute earnings per common share, with and without dilution:


                                                                   For the Year Ended July 31, 1999
                                               Earnings (Loss)                 Shares                         Per Share
                                                (Numerator)                 (Denominator)                       Amount
                                                ----------                  -------------                       ------
     Earnings (loss) per common share
     Loss available to common stockholders
                                                 $(229,715)                  3,547,123                        $( .07)
                                                 ----------                  ---------                          -----
                                                 ----------                  ---------                          -----

     The computation for loss per share assuming dilution for the year ended July 31, 1999 was anti-dilutive.


                                                               For the Year Ended July 31, 1998
                                                 Earnings                         Shares                        Per Share
                                               (Numerator)                    (Denominator)                       Amount
                                               ----------                     ------------                        ------
     Earnings per common share
     Earnings available to common
         stockholders                            $830,379                       2,801,431                          $ .30
                                                                                                                   -----
                                                                                                                   -----
     Effect of dilutive securities
         Stock options                                  -                         154,339
         Warrants                                       -                          33,688
                                                 --------                       ---------
     Earnings per common share
         assuming dilution
     Earnings available to
         common stockholders and
         effect of assumed
         conversions                             $830,379                       2,989,458                          $ .28
                                                 --------                       ---------                          -----
                                                 --------                       ---------                          -----


                                                              For the Year Ended July 31, 1997
                                             Earnings                         Shares                        Per Share
                                           (Numerator)                    (Denominator)                       Amount
                                           ----------                     -------------                       ------
     Earnings per common share
     Earnings available to common
         stockholders                       $499,276                        2,547,240                          $ .20
                                                                                                               -----
                                                                                                               -----
     Effect of dilutive securities
         Stock options                             -                          108,807
                                            --------                        ---------
     Earnings per common share
         assuming dilution
     Earnings available to
         common stockholders and
         effect of assumed
         conversions                        $499,276                        2,656,047                          $ .19
                                            --------                        ---------                          -----
                                            --------                        ---------                          -----

     Warrants to purchase 168,000 shares of common stock at $8.00 per share were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.


NOTE N - INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in two reportable business segments - (1) industrial measurement, and
     (2) industrial automation. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note A Summary of Significant Accounting Policies. Segment data includes intersegment revenues.

     Included in the industrial measurement segment are industrial sensors and controls products consisting of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Weighing systems' products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications.

     The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.


     Foreign Operations
     ------------------
                                                               1999                   1998                 1997
                                                            ----------             ----------            -------
     Identifiable Assets:
     --------------------
     Americas                                              $ 32,549,762        $   34,210,005       $  17,604,726
     Europe                                                $  5,118,000        $    5,787,000       $        -

     Sales:
     ------
     Americas                                             $  34,372,586        $   22,712,841       $  14,123,243
     Europe                                               $  10,316,189        $    1,116,192       $        -

     Operating Profits:
     ------------------
     Americas                                             $     746,685        $    2,288,833       $   1,156,229
     Europe                                               $     834,882        $       73,731       $        -

     Export Sales
     ------------


     The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:


                                                                1999                   1998                    1997
                                                             ----------             ----------              -------
     Americas                                                $4,369,700             $2,477,000               $2,459,000
     Asia/Pacific                                             2,011,500              2,316,000                2,351,000
     Europe/Africa                                            1,467,400                969,000                  628,000
                                                             ----------             ----------               ----------

                                                             $7,848,600             $5,762,000               $5,438,000
                                                             ----------             ----------               ----------
                                                             ----------             ----------               ----------

     SEGMENT INFORMATION

                                       Industrial         Industrial        Consolidation
                                       Measurement        Automation         Adjustments       SI Consolidated
                                       -----------        ----------         -----------       ---------------
     Year ended July 31, 1999:
     Sales                            $ 35,377,809        $  9,976,220      $  (665,254)       $  44,688,775
     Cost of goods sold                 22,574,612           5,671,598         (665,254)          27,580,956
                                      ------------        ------------      -----------        -------------
     Gross profit                       12,803,197           4,304,622                -           17,107,819
     Gross profit %                            36%                 43%                -                  38%

     Operating expenses                 11,128,156           3,548,096                -           14,676,252
     Restructuring charges                 850,000                   -                -              850,000
                                      ------------                                               -----------
     Total expense                      11,978,156           3,548,096                -           15,526,252
                                      ------------        ------------                           -----------

     Operating profit                      825,041             756,526                             1,581,567

     Interest expense                                                                             (1,656,552)
     Other income, net                                                                                26,366

     Net loss before income taxes
                                                                                                     (48,619)

     Income tax expense                                                                             (181,096)

     Net loss                                                                                  $    (229,715)
                                                                                               -------------
                                                                                               -------------

     Assets                           $ 29,920,990        $  8,017,925      $  (271,153)       $  37,667,762
                                      ------------        ------------      -----------        -------------
                                      ------------        ------------      -----------        -------------

     SEGMENT INFORMATION

                                      Industrial           Industrial       Consolidation
                                      Measurement          Automation         Adjustments     SI Consolidated
                                      ------------         ------------     --------------    ---------------
     Year ended July 31, 1998:
     Sales                            $ 14,193,335         $  9,635,698     $    -            $  23,829,033
     Cost of goods sold                  8,354,829            5,317,550          -               13,672,379
                                      ------------         ------------                       -------------
     Gross profit                        5,838,506            4,318,148          -               10,156,654
     Gross profit %                            41%                  45%          -                      43%

     Total expense                       4,619,672            3,174,418          -                7,794,090
                                      ------------         ------------                       -------------

     Operating profit                    1,218,834            1,143,730          -                2,362,564
     Interest expense                                                                              (950,601)

     Other income, net                                                                                5,416
                                                                                              -------------
     Net earnings before income
     taxes                                                                                        1,417,379

     Income tax expense                                                                            (587,000)
                                                                                              -------------
     Net earnings                                                                             $     830,379
                                                                                              -------------
                                                                                              -------------
     Assets                           $ 32,868,030         $ 7,142,074      $  (13,099)       $  39,997,005
                                      ------------         ------------     ----------        -------------
                                      ------------         ------------     ----------        -------------

NOTE O - BENEFIT PLANS

     The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $30,316, $111,600 and $19,400 for the years ended July 31, 1999, 1998 and 1997, respectively.


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

     2.   LONG TERM DEBT

     Quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value approximated the carrying value at July 31, 1999.


NOTE Q - RESTRUCTURING CHARGE

     In fiscal 1999, the Company announced a plan to consolidate its two specialty scale products businesses, the Weighing Systems Division and Allegany Technology, and to consolidate its two load cell/sensor business units, Revere Transducers and NV Technology. These reorganizations will result in the closure of the Company's facility that currently houses the Weighing Systems Division. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000. The reserve is composed of $404,500 for lease costs on vacated leased facilities, $228,800 for the write-down of discontinued products, $126,700 for employee severance compensation for 42 employees and $90,000 for the write-down of redundant capital equipment. As of July 31, 1999, $100,678 of the reserve had been utilized, which primarily relates to employee severance compensation.

NOTE R - NON-CASH INVESTING AND FINANCING ACTIVITIES

     In conjunction with the acquisitions, as described in Note B, liabilities were assumed as follows at July 31:


                                                               1998                      1997
                                                            ----------                 -------
      Fair value of assets acquired                         $22,331,983               $8,873,558
      Consideration given                                    11,347,015                6,000,000
                                                            -----------               ----------
      Liabilities assumed                                   $10,984,968               $2,873,558
                                                            -----------               ----------
                                                            -----------               ----------

     In 1999, adjustments were made, related to the acquisitions described in Note B, to decrease the fair value of net assets acquired by approximately $60,000 and increase liabilities assumed by approximately $36,000.

                                    PART III

     The information required by ITEMS 9, 10, 11 AND 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants' fiscal year end, July 31, 1999.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)                 Exhibits

                    The following documents are filed herewith for informational purposes, but are not part of this Annual Report, except as otherwise indicated.
        2(a)        Acquisition Agreement and Plan of Merger dated July 21, 1997 among SI Technologies, Inc., SI Acquisition Corporation,
                    AeroGo, Inc., Kurtis V. Kosty, Peter J Berger, Stanley B.
                    McDonald, Robert J. Behnke and T. Evans Wyckoff
                    (Incorporated by reference to the current report on Form 8-K dated July 22, 1997)
        2(b)        Acquisition Agreement and Plan of Merger dated April 12,
                    1996 among SI Technologies, Inc., SI Acquisition
                    Corporation, Evergreen Weigh, Inc., Carl Harris and Ruth
                    Harris (Incorporated by reference to the current report on
                    Form 8-K dated April 12, 1996)
        2(c)        Acquisition Agreement and Plan of Merger dated February 12,
                    1998 among SI Technologies, Inc., NV Technology, Inc. (a
                    Washington corporation), NV Technology, Inc. (a Nevada
                    corporation), Marvin Moist and Ted Dawson (Incorporated by reference to the current report on Form 8-K dated February
                    13, 1998)
        2(d)        Stock Purchase Agreement among Dobson Park Industries, Inc.,
                    HCHC, Inc., and SI Technologies, Inc. dated as of July 10,
                    1998 (Incorporated by reference to the current report on
                    Form 8-K dated July 14, 1998)
        2(e)        Acquisition Agreement and Plan of Merger among SI
                    Technologies, Inc., SI Acquisition of Delaware Corporation,
                    Allegany, Inc. and Mark Stern and Judy Stern dated as of
                    July 10, 1998 (Incorporated by reference to the current
                    report of Form 8-K dated July 14, 1998)
        3(a)        Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on
                    Form 10-KSB for the fiscal year ending July 31, 1993)
        3(b)        By-Laws (1)
        3(c)        Certificate of Amendment to the Certificate of Incorporation
                    of SI Technologies, Inc.(Incorporated by reference to the
                    Company's Quarterly Report on Form 10-QSB for the fiscal
                    quarter ended January 31, 1998)
        4(a)        Specimen certificate evidencing shares of Common Stock
                    (Incorporated by reference to the same exhibit number as the
                    Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)
        4(b)        Form of Subscription Agreement Supplement incorporated in
                    the Company's April 1998 financing (Incorporated by
                    reference to the Company's Registration Statement on Form
                    S-3 dated July 31, 1998)
        4(c)        Form of Subscription Agreement Supplement incorporated by
                    reference into the Company's Subscription Agreement
                    (Incorporated by reference to the Company's Registration
                    Statement on Form S-3 dated July 31, 1998)
        4(d)        Form of Warrant issued in connection with the Company's
                    April 1998 financing (Incorporated by reference to the
                    Company's Registration Statement on Form S-3 dated July 31,
                    1998)
        4(e)        Form of Placement Agent Warrant issued in connection with
                    the Company's April 1998 financing (Incorporated by reference to the Company's Registration Statement on Form
                    S-3 dated July 31, 1998)

        4(f)        Registration Rights Agreement entered into by and between
                    the Company and participants in the Company's April 1998
                    financing (Incorporated by reference to the Company's
                    Registration Statement on Form S-3 dated July 31, 1998)
       10(a)        1994 Stock Option Plan (Incorporated by reference to the
                    Company's Proxy Statement for the annual meeting held
                    January 19, 1995)
       10(b)        Amended and Restated 1984-85 Stock Option Plan (Incorporated
                    by reference to the same exhibit number to the Company's
                    Annual Report on Form 10-KSB for the fiscal year ending July
                    31, 1994)
       10(c)        Lease between Halverson-Lindell and SI dated November 20,
                    1988, for the premises located at 4611 South 134th Place,
                    Tukwila, Washington. (Incorporated by reference to exhibit 1 to the Company's Annual Report on Form 10K for fiscal year ending July 31, 1989)
         21         Subsidiaries of the Registrant
         23         Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-8 and Form S-3
     27             Financial Data Schedule             July 31, 1999
(1) Incorporated by reference to the same exhibit number to the Company's Registration Statement of Form S-1 (File No. 2-83781), as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SI TECHNOLOGIES, INC.


DATED:  October 28, 1999           /s/ Rick A. Beets
                            --------------------------------------
                            Rick A. Beets, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 28, 1999 by the following persons in the capacities indicated:


                                   /s/ Rick A. Beets
                            --------------------------------------------
                            Rick A. Beets, President, CEO  and
                            Director (Principal Executive Officer)



                                   /s/ Paul V. Cavanaugh
                            --------------------------------------------
                            Paul V. Cavanaugh, Chief Financial Officer
                            (Principal Financial and Accounting Officer)



                                   /s/ Edward A. Alkire
                            --------------------------------------------
                            Edward A. Alkire, Director, Secretary



                                   /s/ Ralph E. Crump
                            --------------------------------------------
                            Ralph E. Crump, Chairman of the Board, Director, Treasurer


                                   /s/ S. Scott Crump
                            --------------------------------------------
                            S. Scott Crump, Director



                                   /s/ D. Dean Spatz
                            --------------------------------------------
                            D. Dean Spatz, Director



                                   /s/ Heinz Zweipfennig
                            --------------------------------------------
                            Heinz Zweipfennig, Director


(a)           EXHIBITS

              The following documents are filed for informational purposes, but are not part of this Annual Report, except as otherwise indicated.

21            Subsidiaries of the Registrant

23 Consent of Grant Thornton to incorporate by reference of financial statements into Registration Statement

27            Financial Data Schedule - Year ended July 31, 1999