Form 10KSB40/A
period 1999-07-31
SI TECHNOLOGIES INC
filed 1999-11-26
CIK 719582

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


                42192 Franklin Avenue, Tustin, California 92780
 -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (714) 505-6483
   --------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

         The number of shares outstanding of each of the issuer's classes of common stock is 3,547,123


         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $3,594,804 (as of October 21, 1999).



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


The Company's principal executive offices and headquarters are located at 42192 Franklin Avenue, Tustin, California 92780. Headquarters communication information is as follows: telephone, 714-505-6483, fax, 714-505-6484, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.


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

ITEM 2.  PROPERTIES



                                                                              SQUARE    LEASED OR        LEASE
LOCATION                    SEGMENT                UTILIZATION                FOOTAGE    OWNED        TERMINATION
UNITED STATES
Tukwila, WA                Industrial         Manufacturing and sales
                           Measurement        offices for the Weighing
                                              Systems Division                 30,000    Leased         April 2004
Tustin, CA                 Industrial         Corporate offices and
                           Measurement        manufacturing and sales for
                                              the U.S. operations of
                                              Revere Transducers               93,000    Leased         November 2004
Tukwila, WA                Industrial         Manufacturing and sales
                           Automation         offices for AeroGo, Inc.         55,000    Leased         April 2004
Cumberland, MD             Industrial         Manufacturing and sales
                           Measurement        offices for Allegany
                                              Technology, Inc.                 33,000    Leased         May 2006
Cumberland, MD             Industrial         Aircraft hanger                   4,200    Owned
                           Measurement

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