Form 10QSB
period 1999-10-31
SI TECHNOLOGIES INC
filed 1999-12-15
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                     of 1934

For the Quarter Ended                            Commission File Number 0-12370
October 31, 1999

                              SI TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                         95-3381440
-------------------------------           --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

                 14192 Franklin Avenue, Tustin, California 92780
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (714) 505-6483
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                            Yes ___X____ No ________

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,547,123 shares of Common Stock, par value $.01 on December 9, 1999.

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                                  October 31,           July 31,
                                                                                     1999                 1999
                                                                                 (Unaudited)
                                                                         ---------------------- ----------------------
Assets
Current assets:
     Cash                                                                     $       42,369          $       32,042
     Trade accounts receivable, less allowance for doubtful
        accounts of $350,408 and $339,744 respectively                             7,782,614               8,635,695
     Unbilled revenue                                                                208,488                 126,859
     Inventory                                                                     9,892,681              10,087,125
     Deferred tax asset                                                            1,131,400               1,423,900
     Income taxes receivable                                                              --                  85,894
     Other current assets                                                            542,505                 508,961
                                                                                -------------------------------------

              Total current assets                                                19,600,057              20,900,476

Property and equipment, less accumulated depreciation
   and amortization                                                                6,340,529               6,516,834

Other assets:
     Intangible assets, net                                                        9,871,818               9,977,856
     Other                                                                           263,520                 272,596
                                                                                -------------------------------------

                                                                              $   36,075,924          $   37,667,762
                                                                                =====================================
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable to bank                                                    $    4,241,000          $    4,767,128
     Current maturities of long-term debt                                          1,023,068               1,039,018
     Trade accounts payable                                                        3,283,851               3,559,770
     Customer advances                                                               166,714                 109,140
     Income taxes payable                                                            123,155                      --
     Accrued liabilities                                                           3,431,799               3,950,579
                                                                                -------------------------------------

              Total current liabilities                                           12,269,587              13,425,635

Long term debt, less current maturities                                           10,981,661              11,418,485
Other liabilities                                                                    969,668               1,021,265
Deferred taxes                                                                       365,300                 401,600

Stockholders' equity
     Preferred stock, par value $0.01 per share; Authorized
        2,000,000 shares; none outstanding                                                --                      --
     Common stock, par value $.01 per share.  Authorized
        10,000,000 shares; issued and outstanding, 3,547,123                          35,471                  35,471
     Additional paid-in capital                                                   10,294,071              10,294,071
     Retained earnings                                                             1,203,513               1,108,637
     Cumulative translation adjustment                                               (43,347)                (37,402)
                                                                                -------------------------------------

              Total stockholders' equity                                          11,489,708              11,400,777
                                                                                -------------------------------------

                                                                              $   36,075,924          $   37,667,762
                                                                                =====================================


                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                                             For the three month period ended
                                                                                         October 31
                                                                         -------------------------------------------
                                                                                 1999                       1998
                                                                         -------------------------------------------
Net sales                                                                $     10,492,026           $     11,348,008
Cost of sales                                                                   6,612,494                  6,959,302
                                                                         -------------------------------------------
              Gross profit                                                      3,879,532                  4,388,706

Operating expenses:
     Selling, general and administrative                                        2,589,967                  2,689,955
     Research, development and engineering                                        520,315                    710,918
     Amortization of intangibles                                                  112,066                    112,954
                                                                         -------------------------------------------
                                                                                3,222,348                  3,513,827
                                                                         -------------------------------------------

              Earnings from operations                                            657,184                    874,879

Interest expense                                                                 (426,157)                  (438,339)
Other income, net                                                                   6,807                      1,801
                                                                         -------------------------------------------
              Net earnings before income taxes                                    237,834                    438,341

Income tax expense                                                               (142,958)                  (237,635)
                                                                         -------------------------------------------

              NET INCOME                                                 $         94,876           $        200,706
                                                                         ===========================================

Earnings per common share-basic                                          $           0.03           $           0.06
                                                                         ===========================================

Earnings per common share-diluted                                        $           0.03           $           0.05
                                                                         ===========================================

Average shares outstanding-basic                                                3,547,123                  3,547,123
                                                                         ===========================================

Average shares outstanding-diluted                                              3,598,597                  3,717,421
                                                                         ===========================================


                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         For the three month period ended
                                                                                    October 31
                                                                      --------------------------------------

                                                                           1999            1998
                                                                      --------------------------------------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net earnings                                                     $    94,876    $   200,706
     Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                   425,100        537,241
          Deferred income taxes                                           256,200         (5,706)
          Deferred lease costs                                            (51,597)            --
          Changes in operating assets and liabilities:
              Decrease (increase) in trade accounts receivable            771,452       (754,419)
              Decrease in inventories                                     194,444         37,668
              Decrease in refundable income taxes                          85,894             --
              (Increase) in other current assets                          (35,544)      (235,241)
              Decrease in trade accounts payable                         (275,919)      (556,957)
              Decrease in accrued liabilities and customer advances      (461,206)      (503,018)
              Increase in income taxes payable                            123,155        146,601
                                                                      --------------------------------------

     Net cash provided by (used) in operating activities                1,128,855     (1,133,125)

Cash flows from investing activities:
     Decrease in other assets                                              18,419             --
     Purchase of equipment                                               (152,100)      (192,709)
     Acquisition expenses                                                      --       (246,387)
                                                                      --------------------------------------

     Net cash used in investing activities                               (133,681)      (439,096)

Cash flows from financing activities:
     (Payments) borrowings on line of credit                             (526,128)     1,430,789
     (Payments) on long-term debt                                        (452,774)      (380,096)
                                                                      --------------------------------------

     Net cash provided by (used in) financing activities                 (978,902)     1,050,693

Foreign currency translation adjustment                                    (5,945)       144,962

Net increase (decrease) in cash                                            10,327       (376,566)

Cash at beginning of period                                                32,042        573,863
                                                                      --------------------------------------

Cash at end of period                                                 $    42,369    $   197,297
                                                                      ======================================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                         $   350,958    $   386,841
     Income taxes                                                     $    75,000    $   283,101



                 See notes to consolidated financial statements

                              SI TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2000. This form 10-QSB should be read in conjunction with the Annual Report and form 10-KSB for the year ended July 31, 1999.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:


                                                         October 31, 1999               July 31, 1999
                                                            (unaudited)
      Raw Materials                                         $  4,847,585                $  4,987,726
      Work in Progress                                         1,370,959                   1,536,066
      Finished Goods                                           3,674,137                   3,563,333
                                                   ---------------------------------------------------

                                                            $  9,892,681                $ 10,087,125
                                                   ===================================================


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                              For the Three month period ended October 31, 1999
                                                       --------------------------------------------------------------------
                                                                                                    Per Share
                                                             Income                 Shares            Amount
                                                             ------                 ------          ----------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders                      $ 94,876              3,547,123         $ 0.03

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                         51,474
                                                       --------------------------------------------------------------------
DILUTED EPS
Income available to common shareholders plus
assumed conversions                                          $ 94,876              3,598,597         $ 0.03
                                                       ====================================================================


                                                              For the Three month period ended October 31, 1998
                                                       --------------------------------------------------------------------
                                                                                                    Per Share
                                                             Income                 Shares            Amount
                                                             ------                 ------          ----------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders                    $  200,706              3,547,123         $ 0.06

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                        170,298
                                                       --------------------------------------------------------------------
DILUTED EPS
Income available to common shareholders plus
assumed conversions                                        $  200,706              3,717,421         $ 0.05
                                                       ====================================================================

NOTE 3.  RESTRUCTURING CHARGE

In fiscal 1999, the Company announced a plan to consolidate its two industrial scale businesses, the Weighing Systems Division and Allegany Technology, and to consolidate its two load cell/sensor business units, Revere Transducers and NV Technology. These reorganizations included the planned closure of the Company's facility that housed the Weighing Systems Division. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000. This recorded charge was for the closure and lease costs of the vacated facility, employee severance costs and the write-down of assets related to products to be discontinued.

As of October 31, 1999, the majority, but not all, of the reorganization activities have been completed. The Weighing Systems Division facility was closed at the end of the first quarter of fiscal 2000. As of the end of the quarter ended October 31, 1999, $406,000 of the restructuring reserve had been utilized. The remaining restructuring balance $444,000 primarily relates to the ongoing lease and upkeep costs of the closed manufacturing facility. The Company in actively seeking to sublet this facility.

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

RESULTS OF OPERATIONS

SALES
     Net sales decreased to $10,492,026 for the quarter ended October 31, 1999 from $11,348,008 for the same period last year. This is a decrease of $855,982 or 8% from the prior year's first quarter results.

     The lower sales in the current quarter reflect the benefit last year's first quarter received from several non-recurring orders delivered for sensor products and specialty weighing systems. With these orders excluded, sales were essentially unchanged between the first quarter of fiscal 2000 and the same quarter in the prior year.

GROSS PROFIT
     Gross profit for the quarter was $3,879,532 compared to $4,388,706 in the first quarter last year. This is a decrease of $509,174 or 12% from the prior year's first quarter results. The lower gross profit reflects the impact of the lower sales volume in the quarter. Gross profit as a percentage of sales was 37% in this year's first quarter as compared to 39% in last year's first quarter. Variations in gross margin reflect varying product mixes in one period as compared to another. The non-recurring orders delivered in last year's first quarter generated higher than average gross profit and thereby contributed to a rise in last year's recorded gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     SG & A expenses decreased to $2,589,967 for the quarter ended October 31, 1999 from $2,689,955 for the same period last year. This is a decrease of $99,988 or 4% from the prior year's first quarter. SG & A expense as a percentage of revenue was 25% in this year's first quarter and 24% in the first quarter of last year.

     Total SG & A expenses decreased due to reductions in staffing levels and associated spending in the industrial measurement business segment. Over the course of the last four quarters spending reductions have been implemented in the industrial measurement business which have reduced overhead.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
     RD & E expenditures decreased to $520,315 for the quarter ended October 31, 1999 from $710,918 for the same period last year. This is a decrease of $190,603 or 27% from the prior year's first quarter. RD & E expenses as a percentage of revenues decreased to 5% from 6% in the same quarter of last year.

     The RD & E expense decrease reflects cost savings created in the consolidation of operations within the industrial measurement business segment. The previously noted restructuring activities has resulted in concentrating RD & E activities into two, rather than three engineering sites within the industrial measurement segment. This has resulted in reduced staffing and lower overhead spending while engineering activities continue at pre-consolidation levels.

INTANGIBLES
     The amortization of intangibles was $112,066 for the quarter ended October 31, 1999 as compared to $112,954 for the same period last year.

INTEREST EXPENSE AND OTHER INCOME,(NET)
     Interest expense decreased to $426,157 for the quarter ended October 31, 1999 from $438,339 for the same period last year. This is a decrease of $12,182 from the prior year's first quarter. The change in interest expense is the result of lower average debt balances during the quarter which were offset in part by higher market interest rates as compared to last year's first quarter.

     Other income, net was $6,807 in the first quarter as compared to $1,801 in last year's first quarter. This is an increase of $5,006 from the prior year's first quarter.

INCOME TAX EXPENSE
     Income tax expense decreased to $142,958 for the quarter ended October 31, 1999 from $237,635 for the same period last year. This is a decrease of $94,677 or 40% from the prior year's first quarter. The decreased expense reflects the lower pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999 the Company's cash position was $42,369 compared to $32,042 at July 31, 1999. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital decreased to $7,330,470 from $7,474,841 at July 31, 1999.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash generated by operations during the quarter ended October 31, 1999 was $1,128,855. During the same quarter of the prior year, cash was consumed by operations in the amount of $1,133,125.

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

In September 1999, the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company's existing credit facilities, including, a line of credit in the amount of $8,000,000, a note (due April 2000) in the amount of $3,000,000, a seven-year note (due in 2005) in the amount of $5,000,000 with a balance of $4,106,586 (as of October 31, 1999) and a seven-year note (due in 2004) in the amount of $1,900,000 with a balance of $1,289,286 (as of October 31, 1999). The amended credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,000,000 no later than April 2000. The Company's credit facility requires the Company to maintain certain levels of working capital, stockholders' equity, and other covenants.

The Company's $8,000,000 line of credit, maturing November 1999, continues to be extended as requested. The Company is currently completing documentation to extend the line of credit to November 2000. In the interim, the bank is making funds available under the terms of the existing facility. As of October 31, 1999, the Company had borrowings of $6,566,150 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of October 31, 1999, the Company had borrowings of $1,241,000 under the line of credit.

The Company believes that cash flow from operations, funds available under its bank facilities and future equity financing will be sufficient to meet the Company's working capital needs, anticipated capital expenditures and payments required under its credit facilities. Additional capital will be required for the Company to make additional acquisitions. The Company believes that it could obtain the capital necessary to make acquisitions primarily through either issuances of common or preferred stock or debt, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

YEAR 2000 INITIATIVES

The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's information processing systems. The Company regularly updates its information systems capabilities and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers who may incur disruptions as a result of year 2000 software issues. The Company is assessing the year 2000 status of its significant customers and suppliers. The Company has not developed a contingency plan to operate in the event that failure of vendors, suppliers or third party systems have a material effect on the Company. Accordingly, no assurances can be given that the Company's results of operations will not be affected by this global issue.

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

                                                           SI TECHNOLOGIES, INC.

                           December 14, 1999         /s/ Paul V. Cavanaugh
                                            -----------------------------------
                                                     Paul V. Cavanaugh
                                      Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)