Form 10QSB
period 2000-01-31
SI TECHNOLOGIES INC
filed 2000-03-16
CIK 719582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                F O R M 10 - QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended                            Commission File Number 0-12370
January 31, 2000

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

                                      SAME
        -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    X    No ________

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. 3,547,123 shares of Common Stock, par value $.01 on March 10, 2000.

ITEM 1.  FINANCIAL STATEMENTS

                              SI TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                     January 31,     July 31,
                                                                        2000          1999
                                                                    (Unaudited)
                                                                  --------------  ------------
Assets
Current assets:
     Cash                                                         $     97,620    $     32,042
     Trade accounts receivable, less allowance for doubtful
      accounts of $391,700 and $339,744, respectively                7,097,203       8,635,695
     Unbilled revenues                                                 664,600         126,859
     Inventories                                                    10,099,871      10,087,125
     Deferred tax asset                                              1,101,400       1,423,900
     Income taxes receivable                                              --            85,894
     Other current assets                                              670,987         508,961
                                                                  --------------  ------------
              Total current assets                                  19,731,681      20,900,476

Property and equipment, less accumulated depreciation
 and amortization                                                    6,133,300       6,516,834

Other assets:
     Intangible assets, net                                          9,585,321       9,977,856
     Other                                                             249,828         272,596
                                                                  --------------  ------------
                                                                  $ 35,700,130    $ 37,667,762
                                                                  ==============  ============
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable to bank                                        $  4,323,000    $  4,767,128
     Current maturities of long-term debt                            8,054,853       1,039,018
     Trade accounts payable                                          4,092,752       3,559,770
     Customer advances                                                   5,700         109,140
     Income taxes payable                                              281,092            --
     Accrued liabilities                                             2,028,646       3,950,579
                                                                  --------------  ------------
              Total current liabilities                             18,786,043      13,425,635

Long term debt, less current maturities                              4,168,800      11,418,485
Other liabilities                                                      918,368       1,021,265
Deferred taxes                                                         365,300         401,600


Stockholders' equity
     Preferred stock, par value $0.01 per share; Authorized
      2,000,000  shares; none outstanding                                --              --
     Common stock, par value $.01 per share.  Authorized
      10,000,000 shares; issued and outstanding, 3,547,123              35,471          35,471
     Additional paid-in capital                                     10,294,071      10,294,071
     Retained earnings                                               1,230,356       1,108,637
     Accumulated other comprehensive income                            (98,279)        (37,402)
                                                                  --------------  ------------
              Total stockholders' equity                            11,461,619      11,400,777
                                                                  --------------  ------------

                                                                  $ 35,700,130    $ 37,667,762
                                                                  ==============  ============

                 See notes to consolidated financial statements

                     SI Technologies, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                               For the three month period ended  For the six month period ended
                                                           January 31                     January 31
                                               --------------------------------  ------------------------------
                                                     2000            1999            2000            1999
                                               -------------    ---------------  -----------    ---------------
Net sales                                       $  9,966,750    $ 10,836,458    $ 20,458,776    $ 22,184,466
Cost of sales                                      6,412,508       6,575,768      13,025,002      13,535,070
                                               -------------    ---------------  -----------    ---------------
             Gross profit                          3,554,242       4,260,690       7,433,774       8,649,396

Operating expenses:
    Selling, general and administrative            2,353,709       2,772,206       4,943,676       5,462,161
    Research, development and engineering            470,427         717,129         990,742       1,428,047
    Amortization of intangibles                      117,867         116,937         229,933         229,891
                                               -------------    ---------------  -----------    ---------------
                                                   2,942,003       3,606,272       6,164,351       7,120,099
                                               -------------    ---------------  -----------    ---------------
             Earnings from operations                612,239         654,418       1,269,423       1,529,297

Interest expense                                    (498,146)       (425,811)       (924,303)       (864,151)
Other income (expense), net                            7,672         (16,292)         14,479         (14,492)
                                               -------------    ---------------  -----------    ---------------
             Net earnings before income taxes        121,765         212,315         359,599         650,654

Income tax expense                                   (94,922)        (78,505)       (237,880)       (316,140)
                                               -------------    ---------------  -----------    ---------------

             NET INCOME                         $     26,843    $    133,810    $    121,719    $    334,514
                                               =============    ===============  ===========     ==============
Earnings per common share-basic                 $       0.01    $       0.04    $       0.03    $       0.09
                                               =============    ===============  ===========     ==============
Earnings per common share-diluted               $       0.01    $       0.04    $       0.03    $       0.09
                                               =============    ===============  ===========     ==============
Average shares outstanding-basic                   3,547,123       3,547,123       3,547,123       3,547,123
                                               -------------    ---------------  -----------    ---------------
Average shares outstanding-diluted                 3,588,719       3,681,844       3,591,912       3,714,211
                                               -------------    ---------------  -----------    ---------------


                 See notes to consolidated financial statements

                     SI Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the six month period ended
                                                                                   January 31
                                                                               2000           1999
                                                                         -------------     ------------
Increase (Decrease) in Cash
Cash flows from operating activities:
    Net earnings                                                           $   121,719    $   334,514
    Adjustments to reconcile net earnings to net cash provided by,
       (used in) operating activities:
          Depreciation and amortization                                        881,658      1,051,624
          Deferred income taxes                                                286,200         (5,706)
          Deferred rent                                                       (102,897)      (102,455)
          Changes in operating assets and liabilities:
                 Trade accounts receivable                                   1,538,492       (199,972)
                 Unbilled revenues                                            (537,741)      (207,800)
                 Inventories                                                   (12,746)       (13,093)
                 Refundable income taxes                                        85,894           --
                 Other current assets                                         (162,026)      (219,257)
                 Trade accounts payable                                        532,982       (329,407)
                 Customer advances                                            (103,440)       710,016
                 Accrued liabilities                                        (1,746,933)    (1,063,582)
                 Income taxes payable                                          281,092         (2,968)
                                                                         -------------     ------------
                        Net cash provided by (used) in operating
                           activities                                        1,062,254        (48,086)

Cash flows from investing activities:
    Increase in other assets                                                    (3,921)          --
    Purchase of property and equipment                                        (253,900)      (327,830)
    Acquisition expenses                                                          --         (299,065)
                                                                         -------------     ------------

                        Net cash used in investing activities                 (257,821)      (626,895)

Cash flows from financing activities:
    Payments (borrowings) on line of credit                                   (150,312)     1,076,271
    Payments on long-term debt                                                (527,666)      (622,025)
    Cost associated with equity financing                                         --          (26,694)
                                                                         -------------     ------------

                        Net cash (used) provided by financing activities      (677,978)       427,552

Foreign currency translation adjustment                                        (60,877)        39,311

Net increase (decrease) in cash                                                 65,578       (208,118)

Cash at beginning of period                                                     32,042        573,863
                                                                         -------------     ------------
Cash at end of period                                                           97,620    $   365,745
                                                                         =============     ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                               $   764,889    $   819,165
    Income taxes                                                           $    91,000    $   432,732


                 See notes to consolidated financial statements

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:


                        January 31, 2000   July 31, 1999
                          (unaudited)
                        ----------------   -------------
       Raw Materials      $ 4,797,300       $ 4,987,726
       Work in Progress     1,476,700         1,536,066
       Finished Goods       3,825,871         3,563,333
                          -----------       -----------
                          $10,099,871       $10,087,125
                          ===========       ===========


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Basic net earnings per share and diluted net earnings per share are based on the following computations.


                                                     For the Three Month Period Ended January 31, 2000
                                                 ----------------------------------------------------------
                                                 EARNINGS/(LOSS)             SHARES        PER SHARE AMOUNT
                                                 ---------------           ---------       ----------------
BASIC NET EARNINGS PER SHARE

Income available to common shareholders            $   26,843              3,547,123           $   0.01

EFFECT OF DILUTIVE SECURITIES

Stock options                                                                 41,596
                                                                           ---------
DILUTED EPS

Income available to common shareholders plus
assumed conversions                                $   26,843              3,588,719          $   0.01
                                                   ===========             =========          =========



                                                       For the Three Month Period Ended January 31, 1999
                                                    --------------------------------------------------------
                                                       INCOME                SHARES         PER SHARE AMOUNT
                                                     ---------             ---------        ----------------
BASIC NET EARNINGS PER SHARE

Income available to common shareholders              $ 133,810             3,547,123              $ 0.04

EFFECT OF DILUTIVE SECURITIES

Stock options                                                                134,721
                                                                           ---------
DILUTED EPS

Income available to common shareholders plus
assumed conversions                                  $ 133,810             3,681,844              $ 0.04
                                                     ==========            ==========             =======


NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE CONTINUED


                                                          For the Six Month Period Ended January 31, 2000
                                                  ---------------------------------------------------------------
                                                       INCOME                SHARES        PER SHARE AMOUNT
                                                      ---------            ---------       ----------------
BASIC NET EARNINGS PER SHARE

Income available to common shareholders               $ 121,719            3,547,123            $ 0.03

EFFECT OF DILUTIVE SECURITIES

Stock options                                                                 44,789
                                                                           ---------
DILUTED EPS

Income available to common shareholders plus
assumed conversions                                   $ 121,719            3,591,912            $ 0.03
                                                  ===================== ================ ========================



                                                        For the Six Month Period Ended January 31, 1999
                                                     -----------------------------------------------------
                                                       INCOME               SHARES        PER SHARE AMOUNT
                                                      ---------            --------       ----------------
BASIC NET EARNINGS PER SHARE

Income available to common shareholders               $ 334,514            3,547,123            $ 0.09

EFFECT OF DILUTIVE SECURITIES

Stock options                                                                167,088
                                                                           ---------
DILUTED EPS

Income available to common shareholders plus
assumed conversions                                   $ 334,514            3,714,211            $ 0.09
                                                     ===========          ===========         ==========


NOTE 4.  SEGMENT INFORMATION

The Company operates in two reportable business segments - (1) industrial measurement, and (2) industrial automation. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Included in the industrial measurement segment are industrial sensors and controls products consisting of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Also included in the industrial measurement segment are weighing system products. These products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications.

The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

      SEGMENT INFORMATION

                                   INDUSTRIAL        INDUSTRIAL
                                   MEASUREMENT        AUTOMATION            SI CONSOLIDATED
                                 -------------     -------------            ---------------
Three months ended
January 31, 2000:

Net sales                        $ 7,540,336        $  2,426,414              $  9,966,750
Cost of sales                      5,026,459           1,386,049                 6,412,508
                                 ------------      -------------             -------------
Gross profit                       2,513,877           1,040,365                 3,554,242
Gross profit %                            33%                 43%                       36%

Operating expenses                 2,026,428             915,575                 2,942,003
                                 ------------      -------------             -------------

Operating profit                     487,449             124,790                   612,239

Interest expense                                                                  (498,146)
Other income, net                                                                    7,672
                                                                             -------------
Net earnings before income
taxes                                                                              121,765

Income tax expense                                                                 (94,922)
                                                                             -------------
Net income                                                                       $  26,843
                                                                             ==============

Assets                         $  28,436,152         $ 7,263,978              $ 35,700,130
                               =============         ===========             ==============



SEGMENT INFORMATION   INDUSTRIAL     INDUSTRIAL
                      MEASUREMENT    AUTOMATION    SI CONSOLIDATED
                     -------------   -----------   ---------------
Three months ended
January 31, 1999:

Net sales            $ 9,008,558     $ 1,827,900    $10,836,458
Cost of sales          5,662,668         913,100      6,575,768
                     -----------     -----------    -----------
Gross profit           3,345,890         914,800      4,260,690
Gross profit %                37%             50%            39%

Operating expenses     2,780,072         826,200      3,606,272
                     -----------     -----------    -----------

Operating profit         565,818          88,600        654,418

Interest expense                                       (425,811)
Other expense, net                                      (16,292)

Net earnings before income
taxes                                                   212,315

Income tax expense                                      (78,505)

Net income                                           $  133,810
                                                    ============

Assets               $32,679,280   $ 7,325,000      $40,004,280
                   =============   ===========      ============



SEGMENT INFORMATION   INDUSTRIAL   INDUSTRIAL
                      MEASUREMENT   AUTOMATION   SI CONSOLIDATED
                     ------------  -----------   ---------------
Six months ended
January 31, 2000:

Net sales            $15,600,242    $ 4,858,534    $20,458,776
Cost of sales         10,301,452      2,723,550     13,025,002
                     -----------    -----------    -----------
Gross profit           5,298,790      2,134,984      7,433,774
Gross profit %                34%            44%            36%

Operating expenses     4,376,429      1,787,922      6,164,351
                     -----------    -----------    -----------

Operating profit         922,361        347,062      1,269,423

Interest expense                                      (924,303)
Other income, net                                       14,479
                                                   ------------
Net earnings before income
taxes                                                  359,599

Income tax expense                                    (237,880)
                                                   ------------
Net income                                          $  121,719
                                                   ============
Assets               $28,436,152    $7,263,978     $35,700,130
                   =============   ===========     ============



SEGMENT INFORMATION       INDUSTRIAL      INDUSTRIAL
                          MEASUREMENT     AUTOMATION    SI CONSOLIDATED
                          -----------    -----------    ---------------
Six months ended
January 31, 1999:

Net sales                 $18,618,766    $ 3,565,700     $22,184,466
Cost of sales              11,517,170      2,017,900      13,535,070
                          -----------    -----------     -----------
Gross profit                7,101,596      1,547,800       8,649,396
Gross profit %                     38%            43%             39%

Operating expenses          5,567,299      1,552,800       7,120,099
                          -----------    -----------     -----------

Operating profit (loss)     1,534,297         (5,000)      1,529,297

Interest expense                                            (864,151)
Other income, net                                            (14,492)
                                                          ------------
Net earnings before income
taxes                                                        650,654

Income tax expense                                          (316,140)
                                                          ------------
Net income                                               $   334,514
                                                          ============
Assets                    $32,679,280     $7,325,000     $40,004,280
                        =============    ===========      ============


NOTE 5.  RESTRUCTURING CHARGE

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

The Weighing Systems Division facility was closed at the end of the first quarter of fiscal 2000. As of the end of the quarter ended January 31, 2000, $571,000 of the restructuring reserve had been utilized. Of this amount, approximately $176,000 was related to facility close down and lease costs for a manufacturing facility, $234,000 for the write-down of discontinued products, $137,000 for employee severance compensation and $24,000 for the write-down of capital assets. The remaining restructuring requirement primarily relates to the ongoing lease and upkeep costs of the closed manufacturing facility. The Company in actively seeking to sublet this facility. The current estimate for the remaining restructuring activities is $735,000. The reduction of the current estimate from the original estimate, totaling $115,000, is incorporated in the results of operations of the quarter ended January 31, 2000.

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

RESULTS OF OPERATIONS

SALES

Net sales were $9,966,750 for the quarter ended January 31, 2000 as compared to $10,836,458 for the same period last year. This is a decrease of $869,708 or 8% from the prior year's second quarter results. Net sales for the six month period ending January 31, 2000 were $20,458,776 compared to $22,184,466 in the same period of fiscal 1999. This is a decrease of $1,725,690 or 8% from the prior year's first six months.

The Company discontinued certain product lines in conjunction with its restructuring activities and its subsequent consolidation of business units. This has resulted in lower reported sales this year as compared to the same periods of last year. In addition, during the quarter ended January 31, 2000, production of industrial measurement products was initiated at the two facilities that assumed manufacturing responsibility from the facility closed in the Company's restructuring. Start up difficulties during this transition created a shortfall in industrial measurement product deliveries of approximately $750,000. This shortfall was not recovered in subsequent months. In addition, order activity for industrial measurement product was below last year's level by approximately $700,000. Shipments for industrial automation products were higher than last year by approximately $600,000. In the industrial automation segment, both standard products and custom engineered systems were higher than a year ago.

The decrease in sales for the six month period ended January 31, 2000 was the result of the second quarter activity described above and higher sales in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 2000 from an approximate $600,000 non-recurring order in the industrial measurement segment.

GROSS PROFIT

Gross profit for the quarter was $3,554,242 compared to $4,260,690 in the second quarter last year. This is a decrease of $706,448 or 17% from the prior year's second quarter results. Gross profit for the six month period ending January 31, 2000 was $7,433,774 compared to $8,649,396 in the same period of fiscal 1999. This is a decrease of $1,215,622 or 14% from the prior year's first six months.

Gross profit as a percentage of sales was 36% for both the quarter and the six month period ended January 31, 2000. This compares to 39% for the comparable periods of last year. The lower gross profit percentage for the quarter is due primarily to higher manufacturing costs associated with the start up of production in the new manufacturing locations. The results for the six month period were likewise impacted and the year to year comparison was also influenced by delivery of a large order in the prior year that recorded gross profit margins higher that usual.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $2,353,709 for the quarter ended January 31, 2000 from $2,772,206 for the same period last year. This is a decrease of $418,497 or 15% from the prior year's second quarter. Selling, general and administrative expenses as a percentage of revenue were 24% in this year's second quarter and 26% in the second quarter last year. Selling, general and administrative expenses for the six month period ending January 31, 2000 were $4,943,676 as compared to $5,462,161 in the same period of fiscal 1999. This is a decrease of $518,485 or 9%. For the first six months period of fiscal 2000, selling, general and administrative expenses were 24% as a percentage of revenue as compared to 25% during the first six months of fiscal 1999.

S,G & A expenses were lower due to lower staffing levels, a less expensive average cost for the Company's sales force, and consolidation savings from reduced overhead resulting from the combining of the Company's specialty weighing businesses and its sensor businesses. Future S,G & A spending is likely to be somewhat higher in future quarters as the Company has begun a program to add to its sales resources.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenditures decreased to $470,427 for the quarter ended January 31, 2000 from $717,129 for the same period last year. This is a decrease of $246,702 or 34% from the prior year's second quarter. Research, development and engineering expenditures as a percentage of revenues decreased to 5% from 7% in the same quarter of last year. Research, development and engineering expenditures were $990,742 for the six month period ending January 31, 2000 as compared to $1,428,047 in the same period of 1999. This is a decrease of $437,305 or 31% from the same period of fiscal 1999. Expenditures as a percentage of revenues were 5% in the six month period ended January 31, 2000 as compared to 6% in the same period of last year.

R,D & E expenses were lower due to lower staffing levels and reduced overhead resulting from the combining of the Company's specialty weighing businesses and its sensor businesses.

INTANGIBLES

The amortization of intangibles was $117,867 for the quarter ended January 31, 2000 as compared to $116,937 for the same period last year. For the six month period ending January 31, 2000, amortization of intangibles was $229,933 as compared to $229,891 in the same period of last fiscal year.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), (NET)

Interest expense increased to $498,146 for the quarter ended January 31, 2000 from $425,811 for the same period last year. This is an increase of $72,335 or 17% from the prior year's second quarter. For the six month period ending January 31, 2000, interest expense was $924,303 as compared to $864,151 in the same period of last fiscal year. This is an increase of $60,152 or 7% from the prior year's six month period.

The increased interest expense is the result of higher market interest rates this year as compared to last year.

INCOME TAX EXPENSE

Income tax expense increased to $94,922 for the quarter ended January 31, 2000 from $78,505 for the same period last year. This is an increase of $16,417 or 21% from the prior year's second quarter. For the six month period ended January 31, 2000 income tax expense was $237,880 as compared to $316,140 in the same period of last year. This is an decrease of $78,260 or 25%.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000 the Company's cash position was $97,620 compared to $32,042 at July 31, 1999. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital decreased to $945,638 from $7,474,841 at July 31, 1999. The decrease in working capital is due to the reclassification of the Company's domestic line of credit from long term debt to current maturities of long term debt. The credit agreement associated with the line of credit expires in November 2000.

The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its lines of credit. Cash generated by operations during the six months ended January 31, 2000 was $1,062,254. During the same period of the prior year, cash used by operations was $48,086.

The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $400,000 in fiscal 2000 as compared to $536,869 in 1999.

The Company's principal credit facility is made up of the following: a working capital line of credit in the amount of $8,000.000, an interest only note in the amount of $3,000,000, due in April 2000, a seven-year note due in July 2005 with a balance outstanding of $3,928,571 and a second seven-year note, due in July 2004, with a balance of $1,221,429 as of January 31, 2000. The Company's $8,000,000 line of credit, maturing November 2000, continues to be extended as requested. As of January 31, 2000, the Company had borrowings of $7,048,345 under the line of credit.

In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of January 31, 2000, the Company had borrowings of $1,323,000 under the line of credit.

The Company's credit facility contains covenants requiring the Company to maintain certain levels of working capital, stockholders' equity, debt leverage and fixed charge coverage. As of January 31, 2000, the Company was out of compliance with its fixed charge coverage covenant. The company is currently renegotiating covenants with its bank.

The Company's principal credit agreement includes a requirement that the Company obtain additional equity financing of no less than $3,000,000 no later than April 10, 2000. The Company is currently seeking financing alternatives that would satisfy this component of its credit facility. The financing alternatives under consideration include: equity financing, subordinated debt, and senior debt financing under revised terms. There can be no assurance that the company will be able to locate such sources of funds or that such financing can be obtained on terms acceptable to the Company.

YEAR 2000 INITIATIVES

The Company encountered no meaningful disruption of business activity as a result of Y2K related issues in either its own operations or the operations of its vendors and customers.

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

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held January 20, 2000 at the Company's headquarters in Tustin California.

         At the annual meeting the shareholders elected the directors as nominated.


            DIRECTOR                   FOR              WITHHELD
            --------                   ---              --------
           Edward A. Alkire            2,899,208          402,390
           Rick A. Beets               2,899,208          402,390
           Ralph Crump                 2,899,208          402,390
           S. Scott Crump              2,899,208          402,390
           D. Dean Spatz               3,299,098            2,500
           Heinz Zweipfennig           2,899,208          402,390




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


                                                           SI TECHNOLOGIES, INC.

              March 14, 2000               /s/ PAUL V. CAVANAUGH
                                        ---------------------------------------
                                                               Paul V. Cavanaugh
                                      Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)