Form 10QSB
period 2000-04-30
SI TECHNOLOGIES INC
filed 2000-06-14
CIK 719582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED          COMMISSION FILE NUMBER 0-12370
          APRIL 30, 2000

                            ------------------------

                             SI TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  95-3381440
     (State or other jurisdiction of        (I.R.S. Employer Identification Number)
      incorporation or organization)

14192 FRANKLIN AVENUE, TUSTIN, CALIFORNIA                    92780
 (Address of principal executive offices)                  (Zip Code)

                                 (714) 505-6483
               Registrant's telephone number, including area code

                                      SAME
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. 3,547,123 shares of Common Stock, par value $.01 on June 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             SI TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,     JULY 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
Assets
Current assets:
  Cash......................................................  $   259,135   $    32,042
  Trade accounts receivable, less allowance for doubtful
    accounts of $355,800 and $339,714 respectively..........    8,098,000     8,635,695

  Unbilled revenues.........................................       67,400       126,859
  Inventories...............................................    8,848,000    10,087,125

  Deferred tax asset........................................      862,400     1,423,900

  Income taxes receivable...................................           --        85,894
  Other current assets......................................      611,215       508,961
                                                              -----------   -----------
      Total current assets..................................   18,746,150    20,900,476

Property and equipment, less accumulated depreciation and
  amortization..............................................    5,979,045     6,516,834

Other assets:
  Intangible assets, net....................................    9,532,900     9,977,856
  Other.....................................................      214,845       272,596
                                                              -----------   -----------
                                                              $34,472,940   $37,667,762
                                                              ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank.....................................  $ 1,042,100   $ 4,767,128

  Current maturities of long-term debt......................    8,154,028     1,039,018

  Trade accounts payable....................................    3,318,344     3,559,770

  Customer advances.........................................       21,900       109,140
  Income taxes payable......................................       17,686            --
  Accrued liabilities.......................................    1,975,331     3,950,579
                                                              -----------   -----------
      Total current liabilities.............................   14,529,389    13,425,635

Long term debt, less current maturities.....................    6,921,314    11,418,485

Other liabilities...........................................      867,068     1,021,265
Deferred taxes..............................................      445,100       401,600

Stockholders' equity
  Preferred stock, par value $0.01 per share; Authorized
    2,000,000 shares; none outstanding......................
  Common stock, par value $.01 per share. Authorized
    10,000,000 shares; issued and outstanding, 3,547,123....       35,471        35,471

  Additional paid-in capital................................   10,294,071    10,294,071

  Retained earnings.........................................    1,494,081     1,108,637

  Accumulated other comprehensive income....................     (113,554)      (37,402)
                                                              -----------   -----------
      Total stockholders' equity............................   11,710,069    11,400,777
                                                              -----------   -----------
                                                              $34,472,940   $37,667,762
                                                              ===========   ===========

                 See notes to consolidated financial statements

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                            FOR THE THREE MONTH PERIOD    FOR THE NINE MONTH PERIOD
                                                  ENDED APRIL 30               ENDED APRIL 30
                                            ---------------------------   -------------------------
                                                2000           1999          2000          1999
                                            ------------   ------------   -----------   -----------
Net sales.................................  $11,309,029    $10,257,792    $31,767,805   $32,442,258
Cost of sales.............................    7,290,582      6,249,355     20,315,584    19,784,425
                                            -----------    -----------    -----------   -----------
    Gross profit..........................    4,018,447      4,008,437     11,452,221    12,657,833

Operating expenses:
  Selling, general and administrative.....    2,498,904      2,864,018      7,442,580     8,326,179
  Research, development and engineering...      476,406        720,197      1,467,148     2,148,244
  Amortization of intangibles.............      120,387        119,161        350,320       349,052
  Restructuring costs.....................           --        850,000             --       850,000
                                            -----------    -----------    -----------   -----------
                                              3,095,697      4,553,376      9,260,048    11,673,475
                                            -----------    -----------    -----------   -----------
    Earnings (Loss) from operations.......      922,750       (544,939)     2,192,173       984,358

Interest expense..........................     (497,459)      (383,493)    (1,421,762)   (1,247,643)
Other income (expense), net...............       16,044         13,773         30,523          (718)
                                            -----------    -----------    -----------   -----------
    Net earnings (loss) before income
      taxes...............................      441,335       (914,659)       800,934      (264,003)

Income tax (expense) benefit..............     (177,610)       250,005       (415,490)      (66,135)
                                            -----------    -----------    -----------   -----------
    NET INCOME (LOSS).....................  $   263,725    $  (664,654)   $   385,444   $  (330,138)
                                            ===========    ===========    ===========   ===========
Earnings (loss) per common share--basic...  $      0.07    $     (0.19)   $      0.11   $     (0.09)
                                            ===========    ===========    ===========   ===========
Earnings (loss) per common
  share--diluted..........................  $      0.07    $     (0.18)   $      0.11   $     (0.09)
                                            ===========    ===========    ===========   ===========
Average shares outstanding--basic.........    3,547,123      3,547,123      3,547,123     3,547,123
                                            ===========    ===========    ===========   ===========
Average shares outstanding--diluted.......    3,595,595      3,666,273      3,627,453     3,689,942
                                            ===========    ===========    ===========   ===========

                 See notes to consolidated financial statements

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE NINE MONTH PERIOD
                                                                    ENDED APRIL 30
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings (loss).......................................  $   385,444    $ (330,138)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    1,253,500     1,616,392
    Deferred income taxes...................................      605,000        (5,706)
    Changes in operating assets and liabilities:
      Accounts receivable...................................      537,695       732,347
      Unbilled revenues.....................................       59,459            --
      Inventories...........................................    1,239,125      (560,322)
      Refundable income taxes...............................       85,894            --
      Other current assets..................................     (102,254)      (76,384)
      Accounts payable......................................     (241,426)     (880,377)
      Customer advances.....................................      (87,240)      149,932
      Accrued liabilities...................................   (1,800,248)        3,307
      Income taxes payable..................................       17,686      (656,048)
      Other liabilities.....................................     (154,197)     (153,682)
                                                              -----------    ----------
        Net cash provided by (used in) operating
          activities........................................    1,798,438      (160,679)

Cash flows from investing activities:
  Increase/decrease in other assets.........................      (36,904)           --
  Purchase of property and equipment........................     (351,100)     (354,881)
  Proceeds from sale of property and equipment..............           --        45,732
  Acquisition expenses......................................           --      (232,819)
                                                              -----------    ----------
        Net cash used in investing activities...............     (388,004)     (541,968)

Cash flows from financing activities:
  Proceeds from line of credit, net.........................      409,199     1,230,975
  Payments on notes payable.................................     (725,028)           --
  Payments on long-term debt................................     (791,360)     (929,240)
  Cost associated with equity financing.....................           --       (26,694)
                                                              -----------    ----------
        Net cash (used in) provided by financing
          activities........................................   (1,107,189)      275,041

Foreign currency translation adjustment.....................      (76,152)      (83,167)

Net increase (decrease) in cash.............................      227,093      (510,773)

Cash at beginning of period.................................       32,042       573,863
                                                              -----------    ----------
Cash at end of period.......................................  $   259,135    $   63,090
                                                              ===========    ==========

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

NOTE 2.  INVENTORIES

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                                     APRIL 30, 2000    JULY 31, 1999
                                                     ---------------   --------------
                                                       (UNAUDITED)
Raw Materials......................................    $3,532,729       $ 4,987,726
Work in Progress...................................       747,248         1,536,066
Finished Goods.....................................     4,568,023         3,563,333
                                                       ----------       -----------
                                                       $8,848,000       $10,087,125
                                                       ==========       ===========

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Basic net earnings per share and diluted net earnings per share are based on the following computations.

                                                  FOR THE THREE MONTH PERIOD
                                                     ENDED APRIL 30, 2000
                                            ---------------------------------------
                                                                          PER SHARE
                                            EARNINGS/(LOSS)    SHARES      AMOUNT
                                            ---------------   ---------   ---------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders...     $263,725       3,547,123     $0.07

EFFECT OF DILUTIVE SECURITIES
Stock options.............................                       48,472
                                                              ---------
DILUTED EPS
Income available to common shareholders
  plus assumed conversions................     $263,725       3,595,595     $0.07
                                               ========       =========     =====

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3. BASIC NET EARNINGS AND DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)

                                                  FOR THE THREE MONTH PERIOD
                                                     ENDED APRIL 30, 1999
                                               ---------------------------------
                                                                       PER SHARE
                                                INCOME      SHARES      AMOUNT
                                               ---------   ---------   ---------
BASIC NET LOSS PER SHARE
Income available to common shareholders......  $(664,654)  3,547,123    $(0.19)

EFFECT OF DILUTIVE SECURITIES
Stock options................................                119,150
                                                           ---------
DILUTED EPS
Income available to common shareholders plus
  assumed conversions........................  $(664,654)  3,666,273    $(0.18)
                                               =========   =========    ======

                                                   FOR THE NINE MONTH PERIOD
                                                      ENDED APRIL 30, 2000
                                                --------------------------------
                                                                       PER SHARE
                                                 INCOME     SHARES      AMOUNT
                                                --------   ---------   ---------
BASIC NET EARNINGS PER SHARE
Income available to common shareholders.......  $385,444   3,547,123     $0.11

EFFECT OF DILUTIVE SECURITIES
Stock options.................................                80,330
                                                           ---------
DILUTED EPS
Income available to common shareholders plus
  assumed conversions.........................  $385,444   3,627,453     $0.11
                                                ========   =========     =====

                                                   FOR THE NINE MONTH PERIOD
                                                     ENDED APRIL 30, 1999
                                               ---------------------------------
                                                                       PER SHARE
                                                INCOME      SHARES      AMOUNT
                                               ---------   ---------   ---------
BASIC NET LOSS PER SHARE
Income available to common shareholders......  $(330,138)  3,547,123    $(0.09)

EFFECT OF DILUTIVE SECURITIES
Stock options................................                142,819
                                                           ---------
DILUTED EPS
Income available to common shareholders plus
  assumed conversions........................  $(330,138)  3,689,942    $(0.09)
                                               =========   =========    ======

NOTE 4.  SEGMENT INFORMATION

    The Company operates in two reportable business segments--(1) industrial measurement, and (2) industrial automation. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4.  SEGMENT INFORMATION (CONTINUED)
    Included in the industrial measurement segment are industrial sensors and controls products consisting of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Also included in the industrial measurement segment are weighing system products. These products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications.

    The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

                                        INDUSTRIAL    INDUSTRIAL
SEGMENT INFORMATION                     MEASUREMENT   AUTOMATION   SI CONSOLIDATED
-------------------                     -----------   ----------   ---------------
Three months ended April 30, 2000:

Net sales.............................  $ 8,702,029   $2,607,000     $11,309,029
Cost of sales.........................    5,943,582    1,347,000       7,290,582
                                        -----------   ----------     -----------
Gross profit..........................    2,758,447    1,260,000       4,018,447
Gross profit %........................           32%          48%             36%

Operating expenses....................    2,224,397      871,300       3,095,697
                                        -----------   ----------     -----------
Operating profit......................      534,050      388,700         922,750

Interest expense......................                                  (497,459)
Other income, net.....................                                    16,044
                                                                     -----------
Net earnings before income taxes......                                   441,335

Income tax expense....................                                  (177,610)
                                                                     -----------
Net earnings..........................                               $   263,725
                                                                     ===========
Assets................................  $30,287,440   $4,185,500     $34,472,940
                                        ===========   ==========     ===========

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4.  SEGMENT INFORMATION (CONTINUED)

                                        INDUSTRIAL    INDUSTRIAL
SEGMENT INFORMATION                     MEASUREMENT   AUTOMATION   SI CONSOLIDATED
-------------------                     -----------   ----------   ---------------
Three months ended April 30, 1999:

Net sales.............................  $ 7,864,592   $2,393,200     $10,257,792
Cost of sales.........................    4,853,455    1,395,900       6,249,355
                                        -----------   ----------     -----------
Gross profit..........................    3,011,137      997,300       4,008,437
Gross profit %........................           38%          42%             39%

Operating expenses....................    3,707,176      846,200       4,553,376
                                        -----------   ----------     -----------
Operating profit (loss)...............     (696,039)     151,100        (544,939)

Interest expense......................                                  (383,493)
Other expense, net....................                                    13,773
                                                                     -----------
Net loss before income taxes..........                                  (914,659)

Income tax benefit....................                                   250,005
                                                                     -----------
Net loss..............................                               $  (664,654)
                                                                     ===========
Assets................................  $34,652,435   $4,185,500     $38,837,935
                                        ===========   ==========     ===========

                                        INDUSTRIAL    INDUSTRIAL
SEGMENT INFORMATION                     MEASUREMENT   AUTOMATION   SI CONSOLIDATED
-------------------                     -----------   ----------   ---------------
Nine months ended April 30, 2000:

Net sales.............................  $24,303,700   $7,464,105     $31,767,805
Cost of sales.........................   16,242,800    4,072,784      20,315,584
                                        -----------   ----------     -----------
Gross profit..........................    8,060,900    3,391,321      11,452,221
Gross profit %........................           33%          45%             36%

Operating expenses....................    6,745,100    2,514,948       9,260,048
                                        -----------   ----------     -----------
Operating profit......................    1,315,800      876,373       2,192,173

Interest expense......................                                (1,421,762)
Other income, net.....................                                    30,523
                                                                     -----------
Net earnings before income taxes......                                   800,934

Income tax expense....................                                  (415,490)
                                                                     -----------
Net earnings..........................                               $   385,444
                                                                     ===========
Assets................................  $27,496,000   $6,976,940     $34,472,940
                                        ===========   ==========     ===========

                     SI TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4.  SEGMENT INFORMATION (CONTINUED)

                                        INDUSTRIAL    INDUSTRIAL
SEGMENT INFORMATION                     MEASUREMENT   AUTOMATION   SI CONSOLIDATED
-------------------                     -----------   ----------   ---------------
Nine months ended April 30, 1999:

Net sales.............................  $26,483,358   $5,958,900     $32,442,258
Cost of sales.........................   16,370,625    3,413,800      19,784,425
                                        -----------   ----------     -----------
Gross profit..........................   10,112,733    2,545,100      12,657,833
Gross profit %........................           38%          43%             39%

Operating expenses....................    9,384,275    2,289,200      11,673,475
                                        -----------   ----------     -----------
Operating profit......................      728,458      255,900         984,358

Interest expense......................                                (1,247,643)
Other income, net.....................                                      (718)
                                                                     -----------
Net loss before income taxes..........                                  (264,003)

Income tax expense....................                                   (66,135)
                                                                     -----------
Net loss..............................                               $  (330,138)
                                                                     ===========
Assets................................  $34,652,435   $4,185,500     $38,837,935
                                        ===========   ==========     ===========

NOTE 5.  RESTRUCTURING CHARGE

    In fiscal 1999, the Company announced a plan to consolidate its two industrial scale businesses, the Weighing Systems Division and Allegany Technology, and to consolidate its two load cell/sensor business units, Revere Transducers and NV Technology. These reorganizations included the planned closure of the Company's manufacturing facility that housed the Weighing Systems Division in Tukwila, Washington. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000. This recorded charge was for the closure and lease costs of the vacated facility, employee severance costs and the write-down of assets related to products to be discontinued.

    As of April 30, 2000, the balance of the restructuring reserve was approximately $56,300. This balance is primarily being used for the ongoing lease and upkeep costs of the closed Tukwila, Washington manufacturing facility. The Company is actively seeking to sublet this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a growing designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Acquisitions in previous years have diversified the Company's revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

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

    SI designs and manufactures dynamic and static electronic weighing equipment and systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company's combined sensor, weighing and automation system technologies, SI is one of the few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load-handling structure, sensors and instrumentation. Many manufacturers of conventional scale systems manufacture only load-handling structures, outsourcing to industry suppliers their sensor and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage and believes its broad expertise can be exploited through its acquisition/integration growth strategy.

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

RESULTS OF OPERATIONS

SALES

    Net sales were $11,309,029 for the quarter ended April 30, 2000 as compared to $10,257,792 for the same period last year. This is an increase of $1,051,237 or 10% from the prior year's third quarter results. Net sales for the nine-month period ending April 30, 2000 were $31,767,805 compared to $32,442,258 in the same period of fiscal 1999. This is a decrease of $674,453 or 2% from the prior year's first nine months.

    The industrial measurement and automation segments produced increased sales of 11% and 9% respectively, in the current quarter in comparison to the same period last year. The 2% decrease in nine month sales year to date in comparison to the same period last year, is a result of initial production problems experienced with the restructuring and consolidation of business units in the second quarter (November 1, 1999 through January 31, 2000) this year.

GROSS PROFIT

    Gross profit for the quarter was $4,018,447 compared to $4,008,437 in the third quarter last year. Gross profit for the nine-month period ending
April 30, 2000 was $11,452,221 compared to $12,657,833 in the same period of fiscal 1999. This is a decrease of $1,205,612 or 10% from the prior year's first nine months.

    Gross profit as a percentage of sales was 36% for both the quarter and the nine-month period ended April 30, 2000. This compares to 39% for the comparable periods of last year. The lower gross profit percentage for the quarter is due primarily to higher manufacturing costs associated with the start up of production in the consolidated manufacturing locations. The results for the nine month period were likewise impacted and the year to year comparison was also influenced by delivery of a large order in the prior year at gross profit margins higher than usual.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased to $2,498,904 for the quarter ended April 30, 2000 from $2,864,018 for the same period last year. This is a decrease of $365,114 or 13% from the prior year's third quarter. Selling, general and administrative expenses as a percentage of revenue were 22% in this year's third quarter and 28% in the third quarter last year. Selling, general and administrative expenses for the nine-month period ending April 30, 2000 were $7,442,580 as compared to $8,326,179 in the same period of fiscal 1999. This is a decrease of $883,599 or 11%. For the first nine months of fiscal 2000, selling, general and administrative expenses were 23% of revenue as compared to 26% during the first nine months of fiscal 1999.

    Reduced S,G & A expenses are a direct result of the consolidation of its two industrial scale businesses and implementation of a new sales model. The new sales model is more efficient than the Company's prior sales model. S,G & A spending is likely to increase somewhat in future quarters as the Company begins to invest in the new sales organization and model in an effort to improve internal revenue growth in future periods.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    Research, development and engineering expenditures decreased to $476,406 for the quarter ended April 30, 2000 from $720,197 for the same period last year. This is a decrease of $243,791 or 34% from the prior year's third quarter. Research, development and engineering expenditures as a percentage of revenue decreased to 4% from 7% in the same quarter of last year. Research, development and engineering expenditures were $1,467,148 for the nine-month period ending April 30, 2000 as compared to $2,148,244 in the same period of 1999. This is a decrease of $681,096 or 32% from the same period of fiscal 1999. Expenditures as a percentage of revenue were 5% in the nine month period ended April 30, 2000 as compared to 7% in the same period of last year.

    R, D & E expenses were lower due to lower staffing levels and reduced overhead resulting from the combining of the Company's specialty weighing businesses and sensor businesses.

INTANGIBLES

    The amortization of intangibles was $120,387 for the quarter ended
April 30, 2000 as compared to $119,161 for the same period last year. For the nine-month period ending April 30, 2000, amortization of intangibles was $350,320 as compared to $349,052 in the same period of last fiscal year.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), (NET)

    Interest expense increased to $497,459 for the quarter ended April 30, 2000 from $383,493 for the same period last year. This is an increase of $113,966 or 30% from the prior year's third quarter. For the nine-month period ending
April 30, 2000, interest expense was $1,421,762 as compared to $1,247,643 in the same period of last fiscal year. This is an increase of $174,119 or 14% from the prior year's nine-month period.

    The increased interest expense is the result of higher market interest rates this year as compared to last year and additional fees incurred on the refinancing of its $3,000,000 note.

INCOME TAX EXPENSE

    Income tax expense increased to $177,610 for the quarter ended April 30, 2000 from a $250,005 tax benefit for the same period last year. This is an increase of $427,615 from the prior year's third quarter. For the nine-month period ended April 30, 2000 income tax expense was $415,490 as compared to $66,135 in the same period of last year. This is an increase of $349,355.

    The effective tax rate for the quarter and the nine month period exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes. The significant increase in the current quarter and the year to date tax expense is a result of higher pretax earnings in the current year in comparison to pretax losses in the same periods last fiscal year.

INFLATION

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2000 the Company's cash position was $259,135 compared to $32,042 at July 31, 1999. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit.

    The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its lines of credit. Cash generated by operations during the nine months ended April 30, 2000 was $1,798,438. During the same period of the prior year, cash used by operations was $160,679.

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

    The Company's principal credit facility is made up of the following: a working capital line of credit in the amount of $8,000.000, a note in the amount of $3,000,000, due in May 2001, a seven-year note due in July 2005 with a balance outstanding of $3,750,000 and a second seven-year note, due in July 2004, with a balance of $1,153,571 as of April 30, 2000. The Company's $8,000,000 line of credit, maturing November 2000, continues to be extended as requested. As of April 30, 2000, the Company had borrowings of $7,163,748 under the line of credit.

    In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of April 30, 2000, the Company had borrowings of $1,042,100 under the line of credit.

    The Company's credit facility contains covenants requiring the Company to maintain certain levels of working capital, stockholders' equity, debt leverage and fixed charge coverage. As of April 30, 2000, the Company was in full compliance of all covenants.

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

                           PART II. OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) There were no matters presented to shareholders for a vote.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

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

                                                       SI TECHNOLOGIES, INC.

June 14, 2000                                                        /s/ RICK A. BEETS
                                                       ---------------------------------------------
                                                                       Rick A. Beets
                                                                    PRESIDENT, CEO & CFO