Form 10KSB40
period 2000-07-31
SI TECHNOLOGIES INC
filed 2000-10-27
CIK 719582

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended July 31, 2000	Commission File Number 0-12370

SI TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (I.R.S. Employer Identification Number)

14192 Franklin Avenue, Tustin, CA 92780
(Address of principal executive offices) (Zip Code)

714-505-6483
Registrant's telephone number, including area code

    Securities registered pursuant to Section 12 (b) of the Act:

None

    Securities registered pursuant to Section 12 (g):

Common Stock, par value $.01 per share
(Title of Class)

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      /x/      No      / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    Issuer's revenues for most recent fiscal year            $41,329,345

    The number of shares outstanding of each of the issuer's classes of common stock is 3,547,123

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $7,537,636 (as of October 5, 2000).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 23, 2000 (the "Proxy Statement") are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

    SI Technologies, Inc. and Subsidiaries ("SI" or the "Company") is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Recent acquisitions have diversified the Company's revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

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

    The Company's principal executive offices and headquarters are located at 14192 Franklin Avenue, Tustin, California. Headquarters communication information is as follows: telephone, 714-505-6483, fax, 714-505-6484, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.

Business Strategy

    The Company aspires to become a leading provider of manufactured devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through acquisition of complementary product and service lines as an industry integrator in the $70-billion industrial measurement and automation industry. SI Technologies has experienced significant growth from 1994 to 1999 through a combination of internal growth and strategic acquisitions.

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

  •
  Well-managed companies serving the industrial measurement and automation market

  •
  Products utilizing technology compatible with SI core technologies

  •
  Significant installed product base and successful operating history

  •
  Complementary products and services that offer cross-selling opportunities

  •
  Potential for international business expansion

  •
  Predictable cash flow and earnings potential

    SI believes its integration strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant costs and by leveraging economies of scale in manufacturing operations, and procurement of materials and services. Past the early stages of assimilating acquired companies, SI expects to capitalize on revenue synergies developed through cross-selling, joint market development, and sharing and integration of technology across product lines and business units.

    The Company intends to finance acquisitions primarily with debt, relieved subsequently by capital raised through the sale of equity. As the momentum of the growth plan increases, the Company expects to utilize equity on an increasing basis as currency in acquisition and merger transactions.

    Since 1990, SI Technologies has completed eight acquisitions.

Acquired Company	Date Acquired	Primary Products	Industries Served
Lodec, Inc.	1990	Dynamic & Static Weighing Systems	Agriculture, forestry, government
Advanced Recording Instruments, Inc.	1995	Data Recording Instrumentation	Transportation, distribution
Load Measurement Corporation	1996	Sensors & Dynamic Weighing Systems	Agriculture, waste management
Evergreen Weigh, Inc.	1996	Dynamic & Static Weighing Systems	Aviation, mining, transportation
AeroGo, Inc.	1997	Factory Automation Equipment & Systems	Aviation/aerospace, automotive, manufacturing, general industry
NV Technology, Inc.	1998	Sensors	General industry, food, transportation
Allegany Technology, Inc.	1998	Sensors & Dynamic Weighing Systems	Aerospace, transportation, general industry
Revere Transducers, Inc.	1998	Sensors & Static Weighing Equipment	Aviation/aerospace, food, general industry

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

Significant Customers

    Historically the Company's primary customers have been transportation, agriculture, forestry, manufacturing, waste management and general industrial companies. Over the past few years, as a result of the Company's growth strategy, the customer base has expanded to include the aviation/ aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Carrier, Chrysler, Ford, Hyundai, Kraft Foods, Lockheed, Michelin, Mitsubishi, NASA, Siemens, and Thiokol.

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

Acquisition of AeroGo, Inc.

    In July 1997 the Company acquired AeroGo, Inc., a Washington corporation. AeroGo is a world leader in the design and manufacture of load-handling, moving, positioning and factory automation equipment and systems. AeroGo products, utilizing both standard and highly specialized air bearing movement systems, are marketed chiefly to aviation/aerospace, automotive, construction, manufacturing, maritime and general industry. AeroGo's factory automation expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, step conveyors and flexible manufacturing systems.

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

Acquisition of Revere Transducers

    In July 1998, the Company acquired Revere Transducers, Inc. and Revere Transducers Europe B.V. (Revere) from Harnischfeger Industries (NYSE-HPH). Revere is headquartered in Tustin, California, with operations in Tustin and Breda, the Netherlands. Revere is one of the four largest manufacturers of electronic weighing load cells, sensors and related devices in the industry, with world wide market share estimated at 8%. In addition to a highly recognized brand name, the acquisition of Revere brought the Company new technology and manufacturing capability in the design and manufacture of proprietary strain gages and a manufacturing facility and marketing organization in Europe.

2000 Business Combination and Facility Consolidation

    In 2000 the Company completed the internal consolidation plan announced in the third quarter of fiscal 1999. At that time, the Company announced plans to combine four business units and to restructure manufacturing operations resulting in the closure of one manufacturing facility. In recognition of the expenses associated with this restructuring, the Company established an $850,000 reserve in the third quarter of 1999 to cover expenses related to implementation of the plan. Upon announcement of the plan, the Company estimated future savings of approximately $1.3 million annually due to lower manufacturing overhead and operating expenses as a result of the restructuring.

    Under the Plan, Allegany Technology of Cumberland, Maryland and the Weighing Systems Division, of Seattle, Washington were combined to form SI/Allegany. SI/Allegany now operates from a Cumberland, Maryland headquarters, with it's western US markets served from a Seattle based Sales & Service Center. Additionally, the Company combined its two sensor businesses, Revere Transducers, of Tustin, California and NV Technology, of Seattle, Washington. The newly formed sensor business unit operates from a Tustin, California headquarters and has retain the name Revere Transducers.

Backlog

    At July 31, 2000, the Company's backlog was $6,502,133, compared with $8,433,983 on July 31, 1999. The Company's backlog consists of written orders and commitments believed to be firm and shippable in fiscal 2000. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company's future performance.

Employees

    At July 31, 2000, the Company employed 404 full time employees.

Sources of Supply

    The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

Patents and Trademarks

    The Company holds numerous patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 2000 to 2016. The company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

Financial Information about Foreign Operations and Export Sales

Foreign Operations

    Included in the consolidated balance sheet at July 31, 2000 are the identifiable assets of the Company's subsidiary, Revere Transducers Europe B.V., which total approximately $4,368,800. Revere Transducers Europe, located in the Netherlands, was acquired by the Company at July 1, 1998.

Export Sales

    The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:

	2000	1999	1998
Americas	$4,154,250	$4,369,700	$2,477,000
Asia/Pacific	1,602,475	2,011,500	2,316,000
Europe/Africa	1,132,485	1,467,400	969,000

	$6,889,210	$7,848,600	$5,762,000

ITEM 2.  PROPERTIES

Location	Segment	Utilization	Square Footage	Leased or Owned	Lease Termination
UNITED STATES
Tukwila, WA	Industrial Measurement	Former Corporate offices and Weighing Systems Division operations	30,000	Leased	April 2004
Tustin, CA	Industrial Measurement	Corporate offices and Headquarters and U.S. operations for Revere Transducers	93,000	Leased	November 2004
Tukwila, WA	Industrial Automation	Headquarters and operations for AeroGo	55,000	Leased	April 2004
Cumberland, MD	Industrial Measurement	Headquarters and operations for SI/Allegany Technology	33,000	Leased	May 2006
Cumberland, MD	Industrial Measurement	Aircraft hanger	4,200	Owned
INTERNATIONAL
Breda, the Netherlands	Industrial Measurement	European operations for Revere Transducers	22,000	Leased	June 2007
Kelowna, B.C., Canada	Industrial Measurement	Canadian Sales & Service Center	3,000	Leased	May 2001

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Security Holders during the quarter ended July 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    As of October 5, 2000, there were 205 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the over-the-counter market on the NASDAQ system under the symbol "SISI." The Company has not declared nor paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 2000 and fiscal 1999:

Price Range of Common Shares

	2000		1999
	HIGH	LOW	HIGH	LOW
1st Quarter	3.75	2.125	7	4
2nd Quarter	3.625	2	4.682	3.310
3rd Quarter	6	1.75	4.5	2.875
4th Quarter	2.75	1.5	3.875	2.75

Dividend Policy

    The Company has never declared nor paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

SI TECHNOLOGIES, INC.
Selected Consolidated Financial Data
Year ended July 31:

	2000	1999	1998	1997(1)	1996(1)
Net sales	$41,329,345	$44,688,775	$23,829,033	$14,123,243	$12,385,777
Net earnings (loss)	351,190	(229,715)	830,379	499,276	666,546
Net earnings (loss) per share basic	.10	(.07)	0.30	0.20	0.26
Net earnings (loss) per share diluted	.09	(.07)	0.28	0.19	0.25
Total assets	33,017,669	37,667,762	39,997,005	17,604,726	10,131,990
Long-term debt, less current portion	10,809,300	11,418,485	12,134,989	4,348,405	1,952,162
Other long-term obligations	976,253	1,422,865	1,773,475	178,300	468,000

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

				Percent Increase/(Decrease)
	Year ended July 31
				2000 vs. 1999	1999 vs. 1998
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%	(7.5)%	87.5%
Cost of sales	64.7	61.7	57.4	(3.1)	101.7

Gross profit	35.3	38.3	42.6	(14.6)	68.4
Selling, general and administrative	23.6	25.4	26.1	(14.3)	82.9
Research, development and engineering	4.6	6.4	5.2	(34.0)	130.7
Amortization of intangibles	1.1	1.0	1.4	5.9	31.2
Restructuring charges	—	1.9	—	(100.0)	100.0

Operating expenses	29.3	34.7	32.7	(22.0)	99.2

Operating profit	6.0	3.5	9.9	58.0	(33.1)
Interest expense	(4.5)	(3.7)	(4.0)	12.3	74.3
Other income	0.1	0.1	—	—	386.8

Earnings (loss) before income tax expense	1.7	(0.1)	5.9	—	(103.4)
Income tax expense	(0.8)	(0.4)	(2.4)	89.7	(69.1)

Net earnings (loss)	0.9	(0.5)	3.5	—	(127.7)

RESULTS OF OPERATIONS

    In 2000 the Company focused on completing the internal consolidation announced in late 1999. Sales declined due to product line rationalization and strategic eliminations, the strong US dollar and temporary production problems experienced in newly consolidated manufacturing facilities. Cash flow, as measured by EBITDA, remained strong allowing the Company to make substantial reductions in debt and accrued liabilities. Due to the magnitude of recent acquisitions, and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

NET SALES

    Net sales for the year ended July 31, 2000 declined to $41,329,345 or 7.5% from $44,688,775 for the year ended July 31, 1999. The decrease in sales is primarily attributable to product line rationalization and strategic eliminations, lower export sales resulting from the strong US dollar, including currency exchange devaluation in the Company's European operations, and temporary production problems experienced in newly consolidated manufacturing facilities.

    Net sales for 1999 increased by $20,859,772 or 87.5% over the 1998 net sales of $23,829,003. The increase in sales is primarily attributable to the added product lines resulting from the acquisitions of AeroGo, Inc., Allegany Technology, Inc., NV Technology, Inc. and Revere Transducers.

GROSS PROFIT

    Gross profit for the year ended July 31, 2000 decreased $2,504,348 or 14.6% to $14,603,471 from $17,107,819 for the year ended July 31, 1999. The decrease in gross profit is primarily attributable to lower sales volume and product mix. The new measurement products and markets entered as a result of the sales growth generated by companies acquired in recent years compete in lower gross margin industries. The corresponding gross margins for the periods were 35.3% and 38.3%, respectively. The year over year decrease in gross margin is the result of the changing mix of products resulting from product lines acquired in 1998. Gross margin was also negatively impacted by excess capacity in the industrial measurement industry and increased pricing pressure from competitors manufacturing products in off-shore low cost labor markets.

    Gross profit for the year ended July 31, 1999 increased $6,951,165 to $17,107,819 from $10,156,654 for the year ended July 31, 1998. This increase in gross profit is directly attributable to higher sales volume resulting from acquisitions completed in later fiscal 1997, and in fiscal 1998. The corresponding gross margins for the periods were 38.3% and 42.2%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the years ended July 31, 2000 and 1999 were $9,740,242 and $11,364,869, respectively. This is a decrease of $1,624,627 or 14.3%. The decrease results from the business combinations and facility consolidation implemented during the year. Selling, general and administrative expenses as a percentage of sales were 23.6% in 2000 as compared to 25.4% in 1999.

    Selling, general and administrative expenses for the years ended July 31, 1999 and 1998 were $11,364,869 and $6,212,443, respectively. This is an increase of $5,152,426 or 83%. The increase is primarily related to the acquisitions made in 1998.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    Research, development and engineering expenses for the years ended July 31, 2000 and 1999 were $1,892,656 and $2,866,494, respectively. This is a decrease of $973,838 or 34%. The decrease in dollar amount is attributable to the business unit combinations and facility consolidation implemented during the year.

    Research, development and engineering expenses for the years ended July 31, 1999 and 1998 were $2,866,494 and $1,242,533, respectively. This is an increase of $1,623,961 or 131%. The increase in dollar amount is attributable to the acquisitions noted earlier.

AMORTIZATION EXPENSES

    Intangible amortization expenses amounted to $471,368 in 2000 as compared to $444,889 in 1999. This is an increase of $26,479 or 6%. In 1998 intangible amortization was $339,114. The increases in amortization in both years were the results of increases in the costs in excess of assets acquired recorded for the acquisitions completed during prior years.

RESTRUCTURING CHARGES

    In 2000 the Company completed the internal restructuring plan announced in late 1999. In 1999 the Company recorded restructuring charges totaling $850,000 in connection with a plan to combine four business units and to restructure manufacturing operations resulting in the closure of one manufacturing facility. The charges related to severance and other related benefits and costs of exiting the facility to be closed, including lease termination costs, and write-down of existing assets to their expected net realizable value. As of July 31, 2000, the balance of the restructuring reserve had been depleted.

INTEREST AND OTHER INCOME

    Interest expense for 2000 increased $203,579 or 12.3%, to $1,860,131 from $1,656,552 in 1999. Interest expense in 1998 was $950,601. These increases in interest expense reflect the rising interest rates on the Company's debt required for financing the AeroGo, Allegany Technology and Revere Transducers acquisitions in 1999 and 1998. Other income was $55,724 in 2000 as compared to $26,366 in 1998. In 1998 other income was $5,414.

INCOME TAXES

    Income tax expense for the years ended July 31, 2000 and 1999 was $343,608 and $181,096, respectively. The Company's effective tax rate (income tax expense as a percentage of pretax income) was 49.5% in 2000. An effective tax rate is not calculable in 1999 due to the recording of a loss before income taxes. The effective tax rate exceeds the U.S. federal corporate income tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes and due to state income taxes.

INFLATION

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2000 the Company's cash position was $112,286 compared to $32,042 at July 31, 1999. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $8,223,710 from $7,407,338 at July 31, 2000.

    The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash provided by operations in 2000 was $2,995,161. During 1999, cash provided by operations was $937,902.

    The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $400,000 in 2001 as compared to $484,529 in 2000. Excluding payments under the Company's lines of credit, principal payments made under notes payable and long-term debt totaled approximately $1,226,580 for the year ended July 31, 2000. In 2001, approximately $3,804,968 in principal and long-term debt will be due on notes payable and debt obligations.

    Subsequent to July 31, 2000, and retroactive to July 31, 2000, the Company amended its principal credit agreement with its bank, extending the $8,000,000 line of credit to November of 2001, thus the line of credit has been recorded as long term debt. As of July 31, 2000, the Company had borrowings of $6,408,500 under the line of credit. In April of 2000, the maturity date of the Company's one-year note of $3,000,000 was extended, and its terms were modified to include monthly principal payments of $62,500, plus interest. The current maturity date of the note is May 2001 and as of July 31, 2000, its principal balance was $2,812,500.

    In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $3,250,000. As of July 31, 2000, the Company had borrowings of $729,374 under the line of credit. This line of credit expires November 2002 and has been recorded as long term debt.

    The Company believes that cash flow from operations and funds available under its bank facilities will be sufficient to meet the Company's working capital needs and principal payments on long term debt. Repayment of the $2,812,500 note due May 2001 will require capital from an equity financing or negotiation of revised terms with the bank. The Company believes that it could obtain the capital necessary to make additional acquisitions primarily through either issuances of common or preferred stock or debt. No assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

YEAR 2000 INITIATIVES

    The Company experienced no meaningful disruption of business activity as a result of Y2K related issues in either its own operations or the operations of its vendors and customers.

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

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
SI Technologies, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine, California
October 20, 2000

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
July 31,

ASSETS

	2000	1999
CURRENT ASSETS
Cash	$112,286	$32,042
Trade accounts receivable, less allowance for doubtful accounts of $221,000 in 2000 and $340,000 in 1999	7,157,160	8,635,695
Unbilled revenues	—	126,859
Inventories, net	8,866,766	10,087,125
Deferred tax asset	970,360	1,423,900
Income taxes receivable	—	85,894
Other current assets	657,059	441,458

Total current assets	17,763,631	20,832,973
PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization	5,648,963	6,516,834
OTHER ASSETS
Intangible assets, net	9,279,751	9,977,856
Other	325,324	340,099

	$33,017,669	$37,667,762

LIABILITIES AND STOCKHOLDERS' EQUITY

	2000	1999
CURRENT LIABILITIES
Current maturities of long-term debt	$3,804,968	$5,564,018
Accounts payable	3,324,559	3,559,770
Customer advances	352,974	109,140
Accrued liabilities	2,057,420	4,192,707

Total current liabilities	9,539,921	13,425,635
LONG-TERM DEBT, less current maturities	10,809,300	11,418,485
OTHER LIABILITIES	816,355	1,021,265
DEFERRED TAXES	159,898	401,600
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized, 10,000,000; issued and outstanding 3,547,123	35,471	35,471
Additional paid-in capital	10,326,711	10,294,071
Retained earnings	1,459,827	1,108,637
Accumulated other comprehensive income	(129,814)	(37,402)

	11,692,195	11,400,777

	$33,017,669	$37,667,762

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended July 31,

	2000	1999	1998
Net sales	$41,329,345	$44,688,775	$23,829,033
Cost of sales	26,725,874	27,580,956	13,672,379

Gross profit	14,603,471	17,107,819	10,156,654

Operating expenses:
Selling, general and administrative	9,740,242	11,364,869	6,212,443
Research, development and engineering	1,892,656	2,866,494	1,242,533
Amortization of intangibles	471,368	444,889	339,114
Restructuring charges	—	850,000	—

	12,104,266	15,526,252	7,794,090
Earnings from operations	2,499,205	1,581,567	2,362,564
Interest expense	(1,860,131)	(1,656,552)	(950,601)
Other income, net	55,724	26,366	5,416

Net earnings (loss) before income tax expense	694,798	(48,619)	1,417,379
Income tax expense	(343,608)	(181,096)	(587,000)

NET EARNINGS (LOSS)	$351,190	$(229,715)	$830,379

Earnings (loss) per common share	$.10	$(.07)	$.30

Earnings (loss) per common share, assuming dilution	$.09	$(.07)	$.28

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Three years ended July 31, 2000

	Common Stock				Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings		Total stockholders' equity	Comprehensive income
	Shares	Amount
Balance, July 31, 1997	2,547,240	$25,472	$5,391,256	$507,973	$—	$5,924,701
Expiration of put option obligations	—	—	385,000	—	—	385,000
Compensation associated with stock bonus	—	—	72,000	—	—	72,000
Proceeds from exercise of stock options	18,000	180	29,632	—	—	29,812
Proceeds from sale of common stock, net of issuance costs	839,664	8,397	3,644,303	—	—	3,652,700
Issuance of common stock related to acquisition	142,219	1,422	798,574	—	—	799,996
Foreign currency translation adjustment	—	—	—	—	16,357	16,357	16,357
Net earnings	—	—	—	830,379	—	830,379	830,379

Comprehensive income							846,736

Balance, July 31, 1998	3,547,123	35,471	10,320,765	1,338,352	16,357	11,710,945
Cost associated with equity financing	—	—	(26,694)	—	—	(26,694)
Foreign currency translation adjustment	—	—	—	—	(53,759)	(53,759)	(53,759)
Net loss	—	—	—	(229,715)	—	(229,715)	(229,715)

Comprehensive loss							(283,474)

Balance, July 31, 1999	3,547,123	35,471	10,294,071	1,108,637	(37,402)	11,400,777
Issuance of stock options for services			32,640			32,640
Foreign currency translation adjustment					(92,412)	(92,412)	(92,412)
Net earnings	—	—	—	351,190	—	351,190	351,190

Comprehensive income							$258,778

Balance, July 31, 2000	3,547,123	$35,471	$10,326,711	$1,459,827	$(129,814)	$11,692,195

The accompanying notes are an integral part of this statement.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended July 31,

	2000	1999	1998
Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings (loss)	$351,190	$(229,715)	$830,379
Adjustments to reconcile net earnings (net loss) to net cash provided by operating activities:
Depreciation and amortization	1,860,021	2,187,213	996,069
Deferred lease costs	(204,910)	(204,910)	—
Deferred income taxes	211,838	(324,600)	32,344
Stock options issued for services	32,640	—	—
Changes in operating assets and liabilities:
Trade accounts receivable and unbilled revenues	1,605,394	(998,107)	(646,309)
Inventories	1,220,359	938,979	(634,615)
Income taxes receivable/payable	145,196	(220,174)	951,162
Other current assets	(215,601)	(10,428)	43,749
Accounts payable	(235,211)	(199,079)	(264,320)
Accrued liabilities and customer advances	(1,775,755)	(1,277)	(283,691)

Net cash provided by operating activities	2,995,161	937,902	1,024,768
Cash flows from investing activities:
Other assets	115,273	(475,221)	(61,828)
Purchase of property and equipment	(484,529)	(531,859)	(216,870)
Proceeds from the disposition of property and equipment	—	898,020	—
Acquisition of subsidiaries	—	—	(10,286,722)

Net cash used in investing activities	(369,256)	(109,060)	(10,565,420)
Cash flows from financing activities:
Borrowings on notes payable	—	—	3,088,290
Net Borrowings (Payments) on line of credit	(1,141,655)	843,520	2,197,852
Proceeds from long-term debt	—	—	5,000,000
Proceeds from sale of common stock	—	—	3,682,512
Payments on long-term debt	(1,226,580)	(2,133,730)	(4,098,322)
Costs associated with equity financing	—	(26,694)	—
Other	—	—	72,000

Net cash provided (used) by financing activities	(2,368,235)	(1,316,904)	9,942,332
Foreign currency translation adjustment	(177,426)	(53,759)	16,357

Net increase (decrease) in cash	80,244	(541,821)	418,037
Cash at beginning of year	32,042	573,863	155,826

Cash at end of year	$112,286	$32,042	$573,863

Cash paid during the year for:
Interest	$1,822,652	$1,707,642	$778,539
Income taxes	$—	$736,934	$567,866

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2000 and 1999

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    SI Technologies, Inc. designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Sales are made to customers throughout the world. A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follow.

1.  Principles of Consolidation

    The consolidated financial statements include the accounts of SI Technologies, Inc. (SI or Company) and its subsidiaries; AeroGo, Inc., Allegany Technology, Inc., Evergreen Weigh, Inc., NV Technology, Inc., Revere Transducers, Inc., Revere Transducers Europe B.V., AeroGo Export, Inc., and IDEAutomation International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, while accelerated methods are used for tax purposes.

4.  Intangible Assets

    Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition, which are amortized using the straight-line method primarily over periods of 25 to 40 years. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $2,175,496 and $1,748,600 at July 31, 2000 and 1999, respectively.

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

7.  Comprehensive Income

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

8.  Use of Estimates

    In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

9.  Reclassifications

    Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

NOTE B—BUSINESS COMBINATIONS

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

2.  Revere Transducers

    Effective July 1, 1998, the Company purchased 100% of the common stock of Revere Transducers, Inc. and Revere Transducers Europe B.V. (jointly—Revere) for $8,282,000 in cash. Revere is engaged in the manufacture of industrial sensors and weighing equipment. The combination is accounted for under the purchase method of accounting. The fair value of net assets acquired exceeded the acquisition cost by $249,930, which was adjusted in 1999 from $552,297 for additional acquisition costs. This amount has been applied to reduce the fair value of recorded property and equipment. The results of operations of Revere have been included in the accompanying consolidated statements of operations from the acquisition date, July 1, 1998. The purchase of Revere was funded by the issuance of notes payable to a bank as described in Note F.

3.  Allegany Technology, Inc.

    Effective July 1, 1998, the Company purchased 100% of the common stock of Allegany Technology, Inc. (Allegany) for $2,888,290 in cash and SI common stock. Allegany is engaged in the manufacture of industrial sensors and weighing equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $2,999,686, which was adjusted in 1999 from $2,810,537 for adjustments to the fair value of assets, is being amortized on a straight-line basis over twenty-five years. The results of operations of Allegany have been included in the accompanying consolidated statements of operations from the acquisition date, July 1, 1998. The purchase of Allegany was funded by borrowings under the Company's line of credit and from the issuance of 142,219 shares of common stock.

4.  AeroGo, Inc.

    Effective July 1, 1997, the Company purchased 100% of the common stock of AeroGo, Inc. (AeroGo) for $6,000,000 in cash. AeroGo is engaged in the manufacture of load handling and factory automation equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $4,347,468 is being amortized on a straight-line basis over twenty-five years.

NOTE C—INVENTORIES

    Inventories consist of the following at July 31:

	2000	1999
Raw materials	$4,049,595	$4,987,726
Work in process	1,235,102	1,536,066
Finished goods	3,582,069	3,563,333

Net inventory	$8,866,766	$10,087,125

    Inventory reserves for excess and obsolete inventory were $1,303,000 in 2000 and $1,573,000 in 1999.

NOTE D—PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at July 31:

	2000	1999
Machinery and equipment	$9,024,163	$8,602,915
Buildings	83,600	83,600
Leasehold improvements	1,351,274	1,369,820

	10,459,037	10,056,335
Less accumulated depreciation and amortization	4,810,074	3,539,501

	$5,648,963	$6,516,834

NOTE E—ACCRUED LIABILITIES

    Accrued liabilities consist of the following at July 31:

	2000	1999
Accrued salaries, wages and other compensation	$963,632	$1,770,293
Warranty reserve	347,632	386,566
Distributor commissions	39,676	—
Legal and settlement costs	55,980	367,502
Restructuring costs	—	749,322
Deferred lease and rent cost—current	204,907	204,907
Acquisition purchase price contingency	—	242,128
Other	445,593	471,989

	$2,057,420	$4,192,707

NOTE F—DEBT

    Debt consists of the following at July 31:

	2000	1999
1) Revolving line of credit with a bank for up to $8,000,000 plus interest at the prime rate plus 0.75% or LIBOR plus 3.25% (11% at July 31, 2000). Secured by the Company's trade accounts receivable, inventories and certain equipment. Principal and interest due November 2001. Utilized for U.S. Operations.	$6,408,500	$6,754,529
2) Revolving line of credit with a bank for up to $3,250,000 plus interest at the rate of 6.5%. Secured by certain of the Company's trade accounts receivable, inventories and equipment. Principal and interest due November 2002. Utilized for European operations.	729,374	1,525,000
3) Note payable to bank in monthly installments of $62,500 plus interest at 12.75% and quarterly fees. This note is due in May 2001 and is secured by substantially all of the Company's assets.	2,812,500	3,000,000
4) Other unsecured notes payable, at interest rates ranging from 5% to 8%. The notes are due in 2001.	6,752	60,117
5) Note payable to bank in monthly installments of $59,524 plus interest at the prime rate plus 1.625%, 1.1875%, 0.875% or 0.50% or at LIBOR plus 3.875%, 3.50%, 3.125% or 2.875% depending on certain financial ratios of the Company (11% at July 31, 2000). The note is secured by substanially all of the Company's assets. Due July 2005.	3,571,428	4,285,714
6) Note payable to bank in monthly installments of $22,619 plus interest at the prime rate plus 1.625%, 1.1875%, 0.875% or 0.50% or at LIBOR plus 3.875%, 3.50%, 3.125% or 2.875%, depending on certain financial ratios of the Company (11% at July 31, 2000). The note is secured by substanially all of the Company's assets. Due July 2004.	1,085,714	1,357,143

Total debt	14,614,268	16,982,503
Less current maturities of debt	3,804,968	5,564,018

Long term debt	$10,809,300	$11,418,485

    Future schedule of debt payments are as follows at July 31, 2000:

Year ending July 31,
2001	$3,804,968
2002	$8,123,590
2003	$985,716
2004	$985,716
2005	$714,278

$14,614,268

    The Company is required to maintain certain levels of working capital, net worth and cash flow ratios and may not pay any cash dividends under terms of its credit agreement as amended on October 20, 2000.

NOTE G—OTHER LIABILITIES

    Other liabilities consist of the following at July 31:

	2000	1999
Deferred lease costs	$503,930	$663,065
Deferred rent	312,425	358,200

	$816,355	$1,021,265

    Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $994,593. The deferred lease cost is amortized over 52 months, the remaining life of the lease.

NOTE H—STOCKHOLDERS' EQUITY

1.  Foreign Exchange Translation Loss

    In 2000 the Company incurred a foreign exchange translation loss of $92,412 due to differences in the exchange rate between the US dollar and the Dutch Guilder.

NOTE I—COMMITMENTS AND CONTINGENCIES

1.  Leases

    The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2006. A portion of one manufacturing facility is subleased under a lease, which expires in 2005. Total future minimum sublease rentals amount to $445,500 at July 31, 2000.

    The minimum rental commitments, excluding sublease income, under operating leases are as follows:

Year ending July 31,
2001	$1,227,100
2002	1,254,100
2003	1,251,300
2004	968,000
Thereafter	247,900

$4,948,400

    Rent expense under noncancelable operating leases was approximately $1,244,600, $1,110,000, and $510,500 for the years ended July 31, 2000, 1999 and 1998, respectively. Sublease income was approximately $118,800 for the year ended July 31, 2000.

2.  Consulting and Non-compete Agreements

    Certain former executives of companies acquired entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have terms ranging from two to ten years. The following table summarizes remaining obligations under these agreements:

Year ending July 31,
2001	$287,500
2002	62,500
2003	62,500
2004	62,500
Thereafter	104,167

$579,167

    The expense associated with these agreements totaled $122,500, $122,500, and $122,500 for the years ended July 31, 2000, 1999 and 1998, respectively.

3.  Litigation

    The Company is engaged in various legal actions. In the opinion of management, based upon advice of counsel, adequate accruals and settlements are provided for in the consolidated financial statements and the ultimate outcome of these actions will not have a material impact on the Company's consolidated financial statements.

NOTE K—INCOME TAXES

    The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

    Income tax expense consists of the following for the year ended July 31:

	2000	1999	1998
Current expense	$131,770	$505,696	$462,700
Deferred expense (benefit)	211,838	(324,600)	124,300

	$343,608	$181,096	$587,000

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:

	2000	1999	1998
Tax at statutory rate	$230,531	$(16,500)	$481,900
Nondeductible goodwill	191,266	147,800	108,400
State and foreign taxes	(46,581)	222,100	41,000
State tax benefit from restructuring	(41,004)	—	—
Foreign sales corporation	—	(121,500)	(13,400)
Credits and net operating losses utilized	—	(33,000)	(46,900)
Other	9,396	(17,804)	16,000

	$343,608	$181,096	$587,000

    The components of deferred taxes included in the balance sheet are as follows at July 31:

	2000	1999
Deferred tax asset:
Net operating loss carryforwards	$125,236	$—
Accrued vacation and warranty	223,263	262,600
Provision for bad debts	68,935	65,900
Accrued liabilities not paid	21,123	76,800
Inventory reserve and capitalized overhead	530,129	760,600
Restructuring accrual	—	254,800
Foreign currency adjustment	1,674	3,200

	$970,360	$1,423,900

Deferred tax liability:
Excess of tax over book depreciation	$209,921	$627,000
Deferred lease costs	(68,172)	(225,400)
Deferred state taxes	18,149	—

	$159,898	$401,600

    The Company has recorded a deferred tax asset of $970,360 and $1,423,900 as of July 31, 2000 and 1999, respectively. The Company has not recorded a valuation allowance against the asset as it believes it is more likely than not that all of the deferred tax assets will be realized through future taxable earnings or implementation of tax planning strategies.

    As of July 31, 2000, the Company has federal and state net operating loss carryforwards of $204,600 and $523,600 which will begin expiring beginning 2002 and 2005, respectively.

NOTE L—STOCK OPTION PLAN

    The Company implemented a new stock option plan in 1995 (the Plan) and has authorized a total of 600,000 shares of common stock to be granted under the Plan. The Company had 247,500 shares available to grant under the Plan at July 31, 2000. Additionally, options are outstanding under the old stock option plan that expired July 31, 1994. The vesting period and expiration dates of the stock options are at the discretion of the Board of Directors.

    The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accounting for its plans the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require recognition of compensation expense due to options being granted at fair value on the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would be adjusted to the pro forma amounts indicated below:

	2000	1999	1998
Net earnings (loss):
As reported	$351,190	$(229,715)	$830,379
Pro forma	224,831	(387,216)	726,875
Earnings per common share:
As reported—basic	$.10	$(.07)	$.30
Pro forma	$.06	$(.11)	$.26
As reported—diluted	$.09	$(.07)	$.28
Pro forma	$.06	$(.11)	$.24

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 2000, 1999 and 1998, respectively: dividend yields are nil, expected volatility of 61%, 54% and 52% percent; risk-free interest rate of 5.83%, 5.13% and 5.13%; and an expected option life of 5 years. The weighted-average fair value of options granted during the periods ending July 31, 2000, 1999 and 1998, for which the weighted average exercise price equals the market price on the grant date was $1.34, $2.20 and $3.23, respectively.

    The following tables summarize information concerning currently outstanding and exercisable stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price
Balance, July 31, 1997	346,500	$2.47

Granted	60,000	$4.75
Exercised	(18,000)	$1.66
Expired/canceled	(12,000)	$2.13

Balance, July 31, 1998	376,500	$2.87

Granted	52,000	$3.93
Exercised	—	$—
Expired/canceled	—	$—

Balance, July 31, 1999	428,500	$3.00

Granted	70,000	$2.34
Exercised	—	$—
Expired/canceled	(31,000)	$3.49

Balance, July 31, 2000	467,500	$2.89

As of July 31, 2000:
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$1-$2	190,000	4.8	$1.69
$2-$3	110,000	8.3	$2.56
$3-$4	10,500	7.2	$3.49
$4-$5	157,000	6.4	$4.53

	467,500

Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$1-$2	175,000	$1.67
$2-$3	44,000	$2.88
$3-$4	4,400	$3.48
$4-$5	107,800	$4.52

	331,200

NOTE M—EARNINGS PER SHARE

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

    The table below presents the information used to compute earnings per common share, with and without dilution:

	For the Year Ended July 31, 2000
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings available to common stockholders	$351,190	3,547,123	$.10

Effect of dilutive securities
Stock options		160,318
Earnings per common share assuming dilution

Earnings available to common stockholders and effect of assumed conversions	$351,190	3,707,441	$.09

	For the Year Ended July 31, 1999
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Loss per common share
Loss available to common stockholders	$(229,715)	3,547,123	$(.07)

    The computation for loss per share assuming dilution for the year ended July 31, 1999 was anti-dilutive.

	For the Year Ended July 31, 1998
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Earnings available to common stockholders	$830,379	2,801,431	$.30

Effect of dilutive securities
Stock options	—	154,339
Warrants	—	33,688

Earnings per common share assuming dilution
Earnings available to common stockholders and effect of assumed conversions	$830,379	2,989,458	$.28

    Warrants to purchase 168,000 shares of common stock at $8.00 per share were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

NOTE N—INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in two reportable business segments—(1) industrial measurement, and (2) industrial automation. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note A—Summary of Significant Accounting Policies. Segment data includes intersegment revenues.

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

Foreign Operations

	2000	1999	1998
Identifiable Assets:
Americas	$28,648,910	$32,549,762	$34,210,005
Europe	4,368,759	5,118,000	5,787,000
Sales:
Americas	31,549,105	34,372,586	22,712,841
Europe	9,780,240	10,316,189	1,116,192
Operating Profits:
Americas	1,897,002	746,685	2,288,833
Europe	602,203	834,882	73,731

Export Sales

    The Company sells its products throughout the world. Net export sales by foreign geographic area are as follows:

	2000	1999	1998
Americas	$4,154,250	$4,369,700	$2,477,000
Asia/Pacific	1,602,475	2,011,500	2,316,000
Europe/Africa	1,132,485	1,467,400	969,000

	$6,889,210	$7,848,600	$5,762,000

Segment Information 2000

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 2000:
Sales	$31,947,010	$9,382,335		$41,329,345
Cost of goods sold	21,677,854	5,048,020		26,725,874

Gross profit	10,269,156	4,334,315		14,603,471
Gross profit %	32%	46%		35%
Operating expenses	8,599,375	3,504,891		12,104,266
Restructuring charges	—	—		—

Total expense	8,599,375	3,504,891		12,104,266
Operating profit	1,669,781	829,424		2,499,205
Interest expense				(1,860,131)
Other income, net				55,724

Net profit before income taxes				694,798

Income tax expense				(343,608)

Net profit				$351,190

Assets	$26,862,543	$6,155,126		$33,017,669

Segment Information 1999

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 1999:
Sales	$35,377,809	$9,976,220	$(665,254)	$44,688,775
Cost of goods sold	22,574,612	5,671,598	(665,254)	27,580,956

Gross profit	12,803,197	4,304,622	—	17,107,819
Gross profit %	36%	43%	—	38%
Operating expenses	11,128,156	3,548,096	—	14,676,252
Restructuring charges	850,000	—	—	850,000

Total expense	11,978,156	3,548,096	—	15,526,252

Operating profit	825,041	756,526		1,581,567
Interest expense				(1,656,552)
Other income, net				26,366

Net loss before income taxes				(48,619)
Income tax expense				(181,096)

Net loss				$(229,715)

Assets	$29,920,990	$8,017,925	$(271,153)	$37,667,762

Segment Information 1998

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 1998:
Sales	$14,193,335	$9,635,698	$—	$23,829,033
Cost of goods sold	8,354,829	5,317,550	—	13,672,379

Gross profit	5,838,506	4,318,148	—	10,156,654
Gross profit %	41%	45%	—	43%
Total expense	4,619,672	3,174,418	—	7,794,090

Operating profit	1,218,834	1,143,730	—	2,362,564
Interest expense				(950,601)
Other income, net				5,416

Net earnings before income taxes				1,417,379
Income tax expense				(587,000)

Net earnings				$830,379

Assets	$32,868,030	$7,142,074	$(13,099)	$39,997,005

NOTE O—BENEFIT PLANS

    The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $141,956, $111,600, and $30,316 for the years ended July 31, 2000, 1999 and 1998, respectively.

NOTE P—FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with the requirements of Statement of Financial Accounting Standards No. 107—"Disclosure About Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments.

1.  Notes Payable

    The carrying amount approximates fair value because of the short maturities of the notes payable and the fact that the term loan and working capital line of credit originated in July 1998.

2.  Long Term Debt

    Quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value approximated the carrying value at July 31, 2000.

NOTE Q—RESTRUCTURING RESERVE

    In fiscal 2000, the Company completed the internal restructuring plan announced in the third quarter of fiscal 1999. The plan was comprised of the consolidation of two specialty scale products businesses, the Weighing Systems Division and Allegany Technology and, the consolidation of two load cell/sensor business units, Revere Transducers and NV Technology and relocation of Company headquarters from Seattle, Washington to Tustin, California. The reorganizations resulted in the closure of the Company's facility that previously housed the Weighing Systems Division and Company headquarters in Seattle, Washington. In conjunction with this reorganization, the Company established a restructuring reserve of $850,000 in fiscal 1999. The reserve was composed of $404,500 for lease costs on vacated leased facilities, $228,800 for the write-down of discontinued products, $126,700 for employee severance compensation for 42 employees and $90,000 for the write-down of redundant capital equipment. In fiscal 1999, the Company utilized $100,678 of the reserve. In fiscal 2000 the remaining balance of $749,322 was utilized.

PART III

    The information required by ITEMS 9, 10, 11 and 12 will be included in the registrants proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants' fiscal year end, July 31, 2000.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

    The following documents are filed herewith for informational purposes, but are not part of this annual report, except as otherwise indicated.

21.	Subsidiaries of the Registrant
22.1	Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-8 and Form S-3
27.	Financial Data Schedule July 31, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.
DATED: October 27, 2000	By:	/s/ RICK A. BEETS Rick A. Beets President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 27, 2000 by the following persons in the capacities indicated:

/s/ RICK A. BEETS Rick A. Beets	President, CEO, CFO and Director (Principal Executive Officer, Chief Financial Officer)
/s/ EDWARD A. ALKIRE Edward A. Alkire	Director, Secretary
/s/ RALPH E. CRUMP Ralph E. Crump	Chairman of the Board, Director, Treasurer
/s/ S. SCOTT CRUMP S. Scott Crump	Director
/s/ D. DEAN SPATZ D. Dean Spatz	Director
/s/ HEINZ ZWEIPFENNIG Heinz Zweipfennig	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  Products and Services
  Industrial Measurement
  Industrial Automation
  Marketing and Sales
  Market Conditions and Competition
  Acquisition History
  2000 Business Combination and Facility Consolidation
  Backlog
  Employees
  Sources of Supply
  Patents and Trademarks
  Financial Information about Foreign Operations and Export Sales
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Price Range of Common Shares
SI TECHNOLOGIES, INC. Selected Consolidated Financial Data Year ended July 31:
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  NET SALES
  GROSS PROFIT
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
  AMORTIZATION EXPENSES
  RESTRUCTURING CHARGES
  INTEREST AND OTHER INCOME
  INCOME TAXES
  INFLATION
  LIQUIDITY AND CAPITAL RESOURCES
  YEAR 2000 INITIATIVES
  INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 7. FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY
  Foreign Operations
  Export Sales
  Segment Information 2000
  Segment Information 1999
  Segment Information 1998
PART III
  ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES