Form 10QSB
period 2000-10-31
SI TECHNOLOGIES INC
filed 2000-12-15
CIK 719582

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2000	Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3381440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14192 Franklin Avenue, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,547,123 shares of Common Stock, par value $.01 on December 8, 2000.

ITEM 1. FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In Thousands Except Share Data)

	October 31, 2000	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$267	$112
Trade accounts receivable, less allowance for doubtful accounts of $151 and $221 respectively	7,109	7,157
Inventories, net	9,162	8,867
Deferred tax asset	970	970
Other current assets	622	657

Total current assets	18,130	17,763
Property and equipment, net	5,403	5,649
Intangible assets, net	9,369	9,280
Other assets	296	326

	$33,198	$33,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,611	$3,805
Accounts payable	3,645	3,325
Customer advances	365	353
Accrued liabilities	2,067	2,057

Total current liabilities	9,688	9,540
Long term debt, less current maturities	11,102	10,809
Other liabilities	765	817
Deferred taxes	133	160
Stockholders' equity
Preferred stock, par value $0.01 per share; authorized 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued and outstanding 3,547,000	35	35
Additional paid-in capital	10,327	10,327
Retained earnings	1,401	1,460
Accumulated other comprehensive loss	(253)	(130)

Total stockholders' equity	11,510	11,692

	$33,198	$33,018

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Earnings

(In Thousands Except Share Data)

(Unaudited)

	For the three months ended October 31
	2000	1999
Net sales	$9,893	$10,492
Cost of sales	6,643	6,613

Gross profit	3,250	3,879

Operating expenses:
Selling, general and administrative	2,308	2,590
Research, development and engineering	402	520
Amortization of intangibles	112	112

	2,822	3,222
Earnings from operations	428	657
Interest expense	(448)	(426)
Other income, net	4	7

Net earnings (loss) before income taxes	(16)	238
Income tax expense	(43)	(143)

NET INCOME (LOSS)	$(59)	$95

Earnings (loss) per common and common equivalent share-basic	$(0.02)	$0.03

Earnings (loss) per common and common equivalent share—diluted	$(0.02)	$0.03

Weighted average shares outstanding—basic	3,547,123	3,547,123

Weighted average shares outstanding—diluted	3,547,123	3,598,597

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the three months ended October 31
	2000	1999
Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings (loss)	$(59)	$95
Adjustments to reconcile net earnings (net loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	456	425
Deferred lease cost	(52)	—
Deferred income taxes	(27)	256
Changes in operating assets and liabilities:
Trade accounts receivable	48	772
Inventories	(295)	194
Other current assets	35	174
Trade accounts payable	320	(276)
Accrued liabilities and customer advances	(170)	(513)

Net cash provided by operating activities	256	1,127
Cash flows from investing activities:
Other assets	(10)	20
Purchase of property and equipment	(66)	(152)

Net cash used in investing activities	(76)	(132)
Cash flows from financing activities:
Net Borrowings (Payments) on line of credit	441	(526)
Payments on long-term debt	(343)	(453)

Net cash provided (used) by financing activities	98	(979)
Effect of translation adjustments on cash	(123)	(6)

Net increase in cash	155	10
Cash at beginning of period	112	32

Cash at end of period	$267	$42

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$424	$351
Income taxes	$—	$75

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(In Thousands Except Share Data)

(Unaudited)

Note 1. Financial Statements

    The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at October 31, 2000 and the results of operations for the three months ended October 31, 2000 and October 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2001. This form 10-QSB should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2000.

Note 2. Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

	October 31, 2000	July 31, 2000
	(unaudited)
Raw Materials	$4,391	$4,050
Work in Progress	1,463	1,235
Finished Goods	3,308	3,582

	$9,162	$8,867

    Inventory reserves for excess and obsolete inventory were $1,147 at 10/31/00 and $1,303 at 7/31/00.

Note 3. Basic and Diluted Earnings (Loss) per Common and Common Equivalent Share

	For the Three month period ended October 31, 2000
	Loss	Shares	Per Share Amount
Basic Net Earnings per Share
Loss available to common shareholders	$(59)	3,547,123	$(0.02)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Loss available to common shareholders	$(59)	3,547,123	$(0.02)

	For the Three month period ended October 31, 1999
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$95	3,547,123	$0.03
Effect of Dilutive Securities
Stock options	—	51,474	—

Diluted EPS
Income available to common shareholders	$95	3,598,597	$0.03

Note 4. Segment Information

    The Company operates in two reportable business segments—(1) industrial measurement, and (2) industrial automation. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

    Included in the industrial measurement segment are industrial sensors and control products consisting of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Also included in the industrial measurement segment are weighing system products. These products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications.

    The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2000:
Net sales	$7,760	$2,133	$9,893
Cost of sales	5,441	1,202	6,643

Gross profit	2,319	931	3,250
Gross profit %	30%	44%	33%
Operating expenses	2,146	677	2,822

Operating profit	174	254	428
Interest expense			(448)
Other income, net			4

Net earnings before income taxes			(16)
Income tax expense			(43)

Net income			$(59)

Assets	$26,934	$6,264	$33,198

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 1999:
Net sales	$8,060	$2,432	$10,492
Cost of sales	5,275	1,338	6,613

Gross profit	2,785	1,095	3,879
Gross profit %	35%	45%	37%
Operating expenses	2,420	802	3,222

Operating profit	365	292	657
Interest expense			(426)
Other expense, net			7

Net earnings before income taxes			238
Income tax expense			(143)

Net income			$95

Assets	$26,863	$6,155	$33,018

Note 5. Debt

    Current maturities of Long Term Debt was $3,611 as of October 31, 2000 and consisted entirely of the current portion of three remaining term notes with maturities ranging from 2001 to 2005 and various interest rates. The entire balance of the Company's revolving line of credit of $7,676 was long term as a result of an amendment to the Company's credit agreement whereby the loan commitment period was extended to November 30, 2001. The remaining $3,426 in long term maturities is comprised of the long term portion of the term notes.

Note 6. Acquisition in Europe

    The Company purchased Loadline N.V., a distributor for the Company in Belgium, on May 31, 2000. The purchase price of $365 was allocated between tangible assets of $104 and goodwill of $261. The goodwill is being amortized over 25 years.

Note 7. Comprehensive Income

    Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the comprehensive loss for the three months ended October 31, 2000 was higher than the reported net loss by $123 and the comprehensive income for the three months ended October 31, 1999 was lower by $6.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

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

Results of Operations

Sales

    Net sales decreased to $9,893 for the quarter ended October 31, 2000 from $10,492 for the same period last year. This is a decrease of $599 or 6% from the prior year's first quarter results.

    The lower sales in the current quarter reflect lower demand for industrial equipment and components in the markets served by the Company and the elimination of certain redundant products in the consolidation of business units during fiscal 2000.

Gross Profit

    Gross profit for the quarter was $3,250 compared to $3,879 in the first quarter last year. This is a decrease of $629 or 16% from the prior year's first quarter results. The lower gross profit reflects the impact of the lower sales volume in the quarter. Gross profit as a percentage of sales was 33% in this year's first quarter as compared to 37% in last year's first quarter. Variations in gross margin reflect varying product mixes in one period as compared to another.

Selling, General and Administrative Expenses

    SG & A expenses decreased to $2,308 for the quarter ended October 31, 2000 from $2,590 for the same period last year. This is a decrease of $282 or 11% from the prior year's first quarter. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's business unit consolidations in fiscal 2000. Lower sales volumes also contributed to lower selling expenses during the current quarter.

Research, Development and Engineering Expenses

    RD & E expenditures decreased to $402 for the quarter ended October 31, 2000 from $520 for the same period last year. This is a decrease of $118 or 23% from the prior year's first quarter. The RD & E expense decrease reflects cost savings created primarily in the consolidation of operations within the industrial measurement business segment. The previously noted restructuring activities in fiscal 2000, resulted in concentrating RD & E activities into two, rather than three engineering sites within the industrial measurement segment. This has resulted in reduced staffing and lower overhead spending while engineering activities continue at pre-consolidation levels.

Interest Expense

    Interest expense increased to $448 for the quarter ended October 31, 2000 from $426 for the same period last year. The increase of $22 from the prior year is attributable to higher interest rates year over year.

Income Tax Expense

    Income tax expense decreased to $43 for the quarter ended October 31, 2000 from $143 for the same period last year. This is a decrease of $100 or 70% from the prior year's first quarter. The decreased tax expense reflects the lower pretax income recorded in the current quarter. The effective tax rate for the quarter exceeds the U.S. federal corporate income tax rate of 34% primarily due to the amortization of intangible assets which is not deductible for income tax purposes and due to state income taxes.

Inflation

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price increases.

Liquidity and Capital Resources

    At October 31, 2000 the Company's cash position was $267 compared to $112 at July 31, 2000. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $8,442 from $8,224 at July 31, 2000.

    The Company's existing capital resources consist of cash balances, cash provided by operating activities and funds available under its line of credit. Cash generated by operations during the quarter ended October 31, 2000 was $256. During the same quarter of the prior year, cash generated by operating activities was $1,127. The higher cash generated in the first quarter of fiscal 2000 was primarily attributable to timing of receivables following a record shipping month in the factory automation segment of the Company's business in July of 1999.

    The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $400 in 2001 as compared to $485 in 2000.

    In November 2000 the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company's existing $8,000 credit facility, with favorable changes in interest rates, borrowing base allowances and debt covenants. These favorable changes were a direct result of the Company's improved financial performance in fiscal 2000 and reduction in total debt. The Company's balance on the credit facility was $7,000 on October 31, 2000, and $6,409 on July 31, 2000.

    In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $4,250. As of October 31, 2000, the Company had borrowings of $1,241 under the line of credit.

    Additionally, effective November 15, 2000, the Company entered into a new long-term debt agreement with its primary lender. Under the new agreement, which expires on November 1, 2005, the Company was able to consolidate its three remaining notes and to obtain more favorable interest rates and debt covenants. The interest rate on the new note is prime plus 0.75% or a similar rate based on LIBOR, at the option of the Company.

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

Item 6—Exhibits and Reports on Form 8-K

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

December 14, 2000	SI TECHNOLOGIES, INC.
	By:	/s/ RICK A. BEETS Rick A. Beets President, CEO & CFO (Principal Financial and Accounting Officer)

QuickLinks

Part II. Other Information
Signatures