Form 10QSB
period 2001-01-31
SI TECHNOLOGIES INC
filed 2001-03-16
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2001	Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (IRS Employer Identification Number)

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

Yes   X   No

(APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,547,123 shares of Common Stock, par value $.01 on March 12, 2001.

ITEM 1. Financial Statements

SI TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In Thousands Except Per Share Data)

	January 31, 2001	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$183	$112
Trade accounts receivable, less allowance for doubtful accounts of $195 and $221 respectively	7,441	7,157
Unbilled revenues	143	—
Inventories, net	10,252	8,867
Deferred tax asset	970	970
Other current assets	601	657

Total current assets	19,590	17,763
Property and equipment, net	5,111	5,649
Intangible assets, net	9,299	9,280
Other assets	279	326

	$34,279	$33,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	2,893	3,805
Accounts payable	4,081	3,325
Customer advances	120	353
Accrued liabilities	2,236	2,057

Total current liabilities	9,330	9,540
Long term debt, less current maturities	12,619	10,809
Other liabilities	714	817
Deferred taxes	160	160
Stockholders' equity
Preferred stock, par value $0.01 per share; authorized 2,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000 shares; issued and outstanding, 3,547	35	35
Additional paid-in capital	10,327	10,327
Retained earnings	1,420	1,460
Accumulated other comprehensive loss	(326)	(130)

Total stockholders' equity	11,456	11,692

	$34,279	$33,018

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In Thousands Except Per Share Data)
(Unaudited)

	For the three months ended January 31		For the six months ended January 31
	2001	2000	2001	2000
Net sales	$9,622	$9,967	$19,515	$20,459
Cost of sales	6,234	6,413	12,877	13,025

Gross profit	3,388	3,554	6,638	7,434

Operating expenses:
Selling, general and administrative	2,321	2,354	4,629	4,944
Research, development and engineering	397	470	799	991
Amortization of intangibles	114	118	226	230

	2,832	2,942	5,654	6,165

Earnings from operations	556	612	984	1,269
Interest expense	(424)	(498)	(872)	(924)
Other income (expense), net	(5)	8	(1)	15

Earnings before income tax expense	127	122	111	360
Income tax expense	(108)	(95)	(151)	(238)

NET INCOME (LOSS)	$19	$27	$(40)	$122

Earnings (loss) per common and common equivalent share—basic	$0.01	$0.01	$(0.01)	$0.03

Earnings (loss) per common and common equivalent share—diluted	$0.01	$0.01	$(0.01)	$0.03

Average shares outstanding—basic	3,547	3,547	3,547	3,547

Average shares outstanding—diluted	3,547	3,589	3,547	3,592

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the six months ended January 31
	2001	2000
Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings (loss)	$(40)	$122
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	806	881
Deferred lease cost	(102)	(103)
Deferred income taxes	—	286
Changes in operating assets and liabilities:
Trade accounts receivable and unbilled revenue	(427)	1,001
Inventories	(1,385)	(13)
Other current assets	57	(76)
Trade accounts payable	756	(1,569)
Accrued liabilities and customer advances	(135)	533

Net cash provided by (used in) operating activities	(470)	1,062

Cash flows from investing activities:
Acquisition of intangibles and other assets	(129)	(4)
Purchase of property and equipment	(203)	(254)

Net cash used in investing activities	(332)	(258)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,713	(150)
Payments on long-term debt	(815)	(528)

Net cash provided by (used in) financing activities	898	(678)

Effect of translation adjustments on cash	(25)	(60)

Net increase in cash	71	66
Cash at beginning of period	112	32

Cash at end of period	$183	$98

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$660	$765
Income taxes	$—	$91

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(In Thousands Except Per Share Data)
(Unaudited)

Note 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at January 31, 2001 and the results of operations for the three and six months ended January 31, 2001 and January 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2001. This Form 10-QSB should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2000.

Note 2. Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

	January 31, 2001	July 31, 2000
	(Unaudited)
Raw Materials	$4,086	$4,050
Work in Progress	1,267	1,235
Finished Goods	4,898	3,582

	$10,251	$8,867

    Inventories have been presented above inclusive of reserves of $1,247 at January 31, 2001 and $1,303 at July 31, 2000.

Note 3. Basic and Diluted Earnings (Loss) per Common and Common Equivalent Share

	For the three month period ended January 31, 2001
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$19	3,547	$0.01
Effect of Dilutive Securities	—	—	—
Diluted EPS
Income available to common shareholders	19	3,547	$0.01

	For the six month period ended January 31, 2001
	Loss	Shares	Per Share Amount
Basic Net Loss per Share
Loss available to common shareholders	$(40)	3,547	$(0.01)
Effect of Dilutive Securities	—	—	—
Diluted EPS
Loss available to common shareholders	$(40)	3,547	$(0.01)

	For the three month period ended January 31, 2000
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$27	3,547	$0.01
Effect of Dilutive Securities
Stock options	—	42	—

Diluted EPS
Income available to common shareholders	$27	3,589	$0.01

	For the six month period ended January 31, 2000
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$122	3,547	$0.03
Effect of Dilutive Securities
Stock options	—	45	—

Diluted EPS
Income available to common shareholders	$122	3,592	$0.03

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2001:
Net sales	$7,396	$2,226	$9,622
Cost of sales	5,018	1,216	6,234

Gross profit	2,378	1,010	3,388
Gross profit %	32%	45%	35%
Operating expenses	2,104	728	2,832

Operating profit	274	282	556
Interest expense			(424)
Other income, net			(5)

Net earnings before income taxes			127
Income tax expense			(108)

Net income			$19

Assets	$28,212	$6,067	$34,279

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2000:
Net sales	$7,541	$2,426	$9,967
Cost of sales	5,027	1,386	6,413

Gross profit	2,514	1,040	3,554
Gross profit %	33%	43%	36%
Operating expenses	2,027	915	2,942

Operating profit	487	125	612
Interest expense			(498)
Other income, net			8

Net earnings before income taxes			122
Income tax expense			(95)

Net income			$27

Assets	$28,436	$7,264	$35,700

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2001:
Net sales	$15,156	$4,359	$19,515
Cost of sales	10,459	2,418	12,877

Gross profit	4,697	1,941	6,638
Gross profit %	31%	45%	34%
Operating expenses	4,249	1,405	5,654

Operating profit	448	536	984
Interest expense			(872)
Other expense, net			(1)
Net earnings before income taxes			111
Income tax expense			(151)

Net income			$(40)

Assets	$28,212	$6,067	$34,279

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2000:
Net sales	$15,600	$4,859	$20,459
Cost of sales	10,301	2,724	13,025

Gross profit	5,299	2,135	7,434
Gross profit %	34%	44%	36%
Operating expenses	4,377	1,788	6,165

Operating profit	922	347	1,269
Interest expense			(924)
Other expense, net			15
Net earnings before income taxes			360
Income tax expense			(238)

Net income			$122

Assets	$28,436	$7,264	$35,700

Note 5. Debt

Current maturities of long term debt were $2,893 as of January 31, 2001 and consisted of $1,515 owed on the Company's European line of credit plus the current portion of the Company's U.S. term note. The entire balance of the Company's U.S. revolving line of credit of $7,322 was classified as long term as a result of an amendment to the terms of the credit agreement whereby the loan commitment period was extended to February 28, 2002. The U.S. term note, which matures November 1, 2005, accounted for the remaining $5,297 in long term debt.

Note 6. Acquisition in Europe

    The Company purchased Loadline N.V., a distributor for the Company in Belgium, on May 31, 2000. The acquisition cost of $346 was allocated between net tangible assets of $92 and goodwill of $254. The goodwill is being amortized over 25 years. Approximately $81 remains to be paid on this acquisition.

Note 7. Comprehensive Income

    Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the Company's comprehensive losses for the three months ended January 31, 2001 and January 31, 2000 were $54 and $28, respectively, vs. reported net income of $19 and $27 for those same periods. In addition, the comprehensive loss for the six months ended January 31, 2001 was increased by $196 and the comprehensive income for the six months ended January 31, 2000 was reduced by $61.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—(Amounts in Thousands)

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

Results of Operations

Sales

    Net sales decreased by 3% to $9,623 for the quarter ended January 31, 2001 and by 5% to $19,515 for the six months ended January 31, 2001, as compared to $9,967 and $20,459, respectively, for the same periods in the prior fiscal year.

    Strong sales of industrial measurement components worldwide were more than offset by weak domestic sales of industrial scales and engineered automation systems in both periods.

Gross Profit

    As a result of the lower sales volume noted above, gross profit in the second quarter and six months' year to date decreased by 5% to $3,388 and 11% to $6,638, when compared to the gross profit reported for the same periods in the prior fiscal year of $3,554 and $7,434, respectively. Gross margin, or gross profit as a percentage of sales, was 35% in this year's second quarter and 34% year to date, which represented decreases from the same periods of the prior fiscal year of 1% and 2%, respectively. Variations in gross margin reflect varying product mixes in one period as compared to another.

Selling, General and Administrative Expenses

    SG & A expenses decreased approximately 1% to $2,321 in the quarter ended January 31, 2001 and approximately 6% to $4,629 in the six months ended January 31, 2001, as compared to $2,354 and $4,944 for the same periods last year. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's business unit consolidations in fiscal 2000. Lower sales volumes also contributed to lower selling expenses during both periods.

Research, Development and Engineering Expenses

    RD & E expenditures decreased by 16% to $397 for the quarter ended January 31, 2001, as compared to $470 for the same period last year and 19% to $799 for the six months ended January 31, 2001, when compared to $991 in the prior year. The RD & E expense decreases reflect cost savings created primarily in the consolidation of operations within the industrial measurement business segment. The previously noted restructuring activities in fiscal 2000, resulted in concentrating RD & E activities into two, rather than three engineering sites within the industrial measurement segment. This has resulted in reduced staffing and lower overhead spending while engineering activities continue at pre-consolidation levels.

Interest Expense

    For the three months and six months ended January 31, 2001, lower interest rates helped decrease interest expense to $424 and $872, respectively, as compared to $498 and $924 for the same periods in the prior fiscal year.

Income Tax Expense

    Income tax expense increased to $108 for the three months ended January 31, 2001 and decreased to $159 for the six months ended January 31, 2001, compared to $95 and $238 for the same periods in the prior year, due to fluctuations in pretax income. The effective tax rate for the Company in all periods exceeded the U.S. federal corporate income tax rate of 34%, primarily due to the impact of non-deductible intangible asset amortization and state income taxes.

Inflation

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

    At January 31, 2001 the Company's cash position was $183 compared to $112 at July 31, 2000. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital increased to $10,260 from $8,223 at July 31, 2000.

    The Company's existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash used in operations during the six months ended January 31, 2001 was $470. During the same period of the prior year, cash generated by operating activities was $1,062. The declining cash flow can be accounted for by a temporary inventory buildup of $1,385 in anticipation of increased shipments of forestry products in the second and third quarter, coupled with management's decision to increase availability of certain other products.

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

    In November 2000 the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company's existing $8,000 credit facility, with favorable changes in interest rates, borrowing base allowances and debt covenants. These favorable changes were a direct result of the Company's improved financial performance in fiscal 2000 and reduction in total debt. The Company's balance on the credit facility was $7,322 on January 31, 2001, and $6,409 on July 31, 2000.

    In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. This line of credit amounts to $1,691. As of January 31, 2001, the Company had borrowings of $1,515 under this line of credit.

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

Part II. Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  The annual meeting of shareholders was held January 23, 2001 at the Company's headquarters in Tustin, California. At the annual meeting the shareholders elected the directors as nominated.

DIRECTOR	FOR	WITHHELD
Edward A. Alkire	2,970,177	196,150
Rick A. Beets	2,986,289	180,038
Ralph Crump	2,969,627	196,700
S. Scott Crump	2,970,275	196,052
Bryant Riley	3,154,329	11,998
D. Dean Spatz	2,995,189	171,138
Heinz Zweipfennig	2,970,327	196,000

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits to Part II

    None

(b)
Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter.

    The items omitted are either inapplicable or are items to which the answer is negative.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.
March 15, 2000	By:	/s/ RICK A. BEETS Rick A. Beets President, CEO & CFO (Principal Financial and Accounting Officer)

QuickLinks

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Part II. Other Information
Signatures