Form 10QSB
period 2001-04-30
SI TECHNOLOGIES INC
filed 2001-06-19
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 2001

Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (IRS Employer Identification Number)

14192 Franklin Avenue, Tustin, California 92780
(Address of principal executive offices) (Zip Code)

714-505-6483
(FAX: 714-505-6484)
Registrant's telephone number, including area code

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /x/    No  / /

(APPLICABLE ONLY TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 3,579,935 shares of Common Stock, par value $.01, on June 14, 2001.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In Thousands Except Per Share Data)

	April 30, 2001	July 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$604	$112
Trade accounts receivable, less allowance for doubtful accounts of $222 and $221 respectively	6,292	7,157
Inventories, net	9,597	8,867
Deferred tax assets	1,182	970
Other current assets	685	657

Total current assets	18,360	17,763
Property and equipment, net	3,371	5,649
Intangible assets, net	7,195	9,280
Other assets	360	326

	$29,286	$33,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	10,202	3,805
Accounts payable	3,759	3,325
Customer advances	92	353
Accrued liabilities	3,743	2,057

Total current liabilities	17,796	9,540
Long term debt, less current maturities	4,939	10,810
Other liabilities	662	816
Deferred taxes	—	160
Stockholders' equity
Preferred stock, par value $0.01 per share; authorized 2,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000 shares; issued and outstanding, 3,547	35	35
Additional paid-in capital	10,327	10,327
Retained earnings (accumulated deficit)	(4,070)	1,460
Accumulated other comprehensive loss	(403)	(130)

Total stockholders' equity	5,889	11,692

	$29,286	$33,018

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	For the three months ended April 30		For the nine months ended April 30
	2001	2000	2001	2000
Net sales	$8,377	$11,309	$27,892	$31,768
Cost of sales	5,728	7,290	18,605	20,316

Gross profit	2,649	4,019	9,287	11,452

Operating expenses:
Selling, general and administrative	2,278	2,499	6,907	7,443
Research, development and engineering	426	477	1,225	1,467
Amortization of intangibles	112	120	338	350
Restructuring charge	3,480	—	3,480	—
Goodwill impairment loss	2,000	—	2,000	—

	8,296	3,096	13,950	9,260

Earnings (loss) from operations	(5,647)	923	(4,663)	2,192
Interest expense	(377)	(497)	(1,249)	(1,422)
Other income, net	28	16	27	31

Earnings (loss) before income tax (expense) benefit	(5,996)	442	(5,885)	801
Income tax (expense) benefit	506	(178)	355	(416)

NET INCOME (LOSS)	$(5,490)	$264	$(5,530)	$385

Earnings (loss) per common and common equivalent share—basic	$(1.55)	$0.07	$(1.56)	$0.11

Earnings (loss) per common and common equivalent share—diluted	$(1.55)	$0.07	$(1.56)	$0.11

Average shares outstanding—basic	3,547	3,547	3,547	3,547

Average shares outstanding—diluted	3,547	3,596	3,547	3,627

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the nine months ended April 30
	2001	2000
Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings (loss)	$(5,530)	$385
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Restructuring charge	3,480	—
Goodwill impairment loss	2,000	—
Depreciation and amortization	1,237	1,253
Deferred lease cost	(154)	—
Deferred income taxes	(468)	605
Changes in operating assets and liabilities:
Trade accounts receivable and unbilled revenue	865	597
Inventories	(1,227)	1,239
Income taxes receivable/payable	(59)	104
Other current assets	(28)	(102)
Trade accounts payable	435	(241)
Accrued liabilities and customer advances	(74)	(2,042)

Net cash provided by (used in) operating activities	477	1,798

Cash flows from investing activities:
Acquisition of intangibles and other assets	(213)	(37)
Purchase of property and equipment	(237)	(351)

Net cash provided by (used in) investing activities	(450)	(388)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,686	(382)
Payments on long-term debt	(1,160)	(725)

Net cash provided by (used in) financing activities	526	(1,107)

Effect of translation adjustments on cash	(61)	(76)

Net increase in cash	492	227
Cash at beginning of period	112	32

Cash at end of period	$604	$259

See notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(In Thousands Except Per Share Data)

(Unaudited)

Note 1. Financial Statements

    The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at April 30, 2001 and the results of operations for the three and nine months ended April 30, 2001 and April 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2001. This Form 10-QSB should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2000.

Note 2. Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

	April 30, 2001	July 31, 2000
	(Unaudited)
Raw Materials	$3,881	$4,050
Work in Process	746	1,235
Finished Goods	4,970	3,582

	$9,597	$8,867

    Inventory has been presented above inclusive of reserves of $1,780 at April 30, 2001 and $1,303 at July 31, 2000.

Note 3. Basic and Diluted Earnings (Loss) per Common and Common Equivalent Share

	For the three month period ended April 30, 2001
	Loss	Shares	Per Share Amount
Basic Net Loss per Share
Loss available to common shareholders	$(5,490)	3,547	$(1.55)
Effect of Dilutive Securities	—	—	—
Diluted EPS
Loss available to common shareholders	$(5,490)	3,547	$(1.55)

	For the nine month period ended April 30, 2001
	Loss	Shares	Per Share Amount
Basic Net Loss per Share
Loss available to common shareholders	$(5,530)	3,547	$(1.56)
Effect of Dilutive Securities	—	—	—
Diluted EPS
Loss available to common shareholders	$(5,530)	3,547	$(1.56)

	For the three month period ended April 30, 2000
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$264	3,547	$0.07
Effect of Dilutive Securities
Stock options	—	49	—
Diluted EPS
Income available to common shareholders	$264	3,596	$0.07

	For the nine month period ended April 30, 2000
	Income	Shares	Per Share Amount
Basic Net Earnings per Share
Income available to common shareholders	$385	3,547	$0.11
Effect of Dilutive Securities
Stock options	—	80	—
Diluted EPS
Income available to common shareholders	$385	3,627	$0.11

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended
April 30, 2001:
Net sales	$6,494	$1,883	$8,377
Cost of sales	4,671	1,057	5,728

Gross profit	1,823	826	2,649
Gross profit %	28%	44%	32%
Operating expenses	7,676	620	8,296

Operating profit/(loss)	(5,853)	206	(5,647)
Interest expense			(377)
Other income, net			28

Net loss before income taxes			(5,996)
Income tax expense			506

Net loss			$(5,490)

Assets	$23,551	$5,735	$29,286

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended
April 30, 2000:
Net sales	$8,702	$2,607	$11,309
Cost of sales	5,943	1,347	7,290

Gross profit	2,759	1,260	4,019
Gross profit %	32%	48%	36%
Operating expenses	2,225	871	3,096

Operating profit	534	389	923
Interest expense			(497)
Other income, net			16

Net earnings before income taxes			442
Income tax expense			(178)

Net income			$264

Assets	$27,496	$6,977	$34,473

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended
April 30, 2001:
Net sales	$21,650	$6,242	$27,892
Cost of sales	15,130	3,475	18,605

Gross profit	6,520	2,767	9,287
Gross profit %	30%	44%	33%
Operating expenses	11,925	2,025	13,950

Operating profit/(loss)	(5,405)	742	(4,663)
Interest expense			(1,249)
Other income, net			27

Net loss before income taxes			(5,885)
Income tax expense			355

Net loss			$(5,530)

Assets	$23,551	$5,735	$29,286

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended
April 30, 2000:
Net sales	$24,304	$7,464	$31,768
Cost of sales	16,243	4,073	20,316

Gross profit	8,061	3,391	11,452
Gross profit %	33%	45%	36%
Operating expenses	6,745	2,515	9,260

Operating profit	1,316	876	2,192
Interest expense			(1,422)
Other income, net			31

Net earnings before income taxes			801
Income tax expense			(416)

Net income			$385

Assets	$27,496	$6,977	$34,473

Note 5.  Debt

    Current maturities of long term debt were $10,202 as of April 30, 2001 and consisted of $1,386 owed on the Company's European line of credit, the $1,378 current portion of the Company's U.S. term note and the entire balance of the Company's U.S. revolving line of credit of $7,438. The U.S. term note, which matures November 1, 2005, accounted for the $4,939 in long term debt. As of April 30, 2001, the Company was in violation of several loan covenants with its primary lender, US Bank. The Company intends to renegotiate these covenants as soon as is practical and otherwise bring its financial position in alignment with bank expectations, but cannot be assured of success at this time.

Note 6.  Acquisition in Europe

    The Company purchased Loadline N.V., a distributor for the Company in Belgium, on May 31, 2000. The acquisition cost of $335 was allocated between net tangible assets of $92 and goodwill of $243. The goodwill is being amortized over 25 years.

Note 7.  Comprehensive Income/Loss

    Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the Company's comprehensive loss for the three months ended April 30, 2001 was $5,567 and the comprehensive income for three months ended April 30, 2000 was $280, vs. reported net loss of $5,490 and net income of $264 for those same periods. In addition, the comprehensive loss for the nine months ended April 30, 2001 was increased by $273 to $5,803 and the comprehensive income for the nine months ended April 30, 2000 was reduced by $77 to $308.

Note 8.  Restructuring Charge

    During the three months ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. This plan, which was approved by the Company's Board of Directors on April 3, 2001, was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of 40 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A provision for restructuring was recorded as of April 30, 2001 and consisted of the following estimated costs:

Restructuring Category:
Write-down of redundant and abandoned assets	$1,923
Abandoned facilities costs	1,225
Employee termination costs	260
Miscellaneous restructuring costs	72

Total estimated restructuring charge	$3,480

    The total incremental cash required to implement the restructuring plan is estimated at approximately $200. The remaining balance of the restructuring charge is either not a cash outlay incremental to current operations or a non-cash transaction.

    The Company expects future expense savings and gross profit improvement from implementation of the plan of approximately $2,200 annually. This $2,200 estimate is comprised of the following: (1) Reduced fixed asset depreciation expense of $200 per year, (2) Reduced facilities expenses of $400 per year, (3) Reduced payroll-related, operating expenses of $600 per year, and (4) Reduced cost of sales, as a result of outsourcing certain products to low-cost producers of approximately $1,000 per year.

    The Company expects to complete implementation of the restructuring plan over the next nine to twelve months. The initial financial benefits of plan implementation will be partially offset by certain incremental expenses that may not be included in the restructuring charge. These expenses include production inefficiencies in operations being curtailed and those receiving new products, employee travel, relocation and training expense, and expenditures for software and professional services related to integrating information systems.

Note 9.  Goodwill Impairment

    As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan noted above, the Company now believes that, based on estimated discounted future cash flows, almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with SFAS #121, a $2,000 provision for goodwill impairment was recorded in operating expenses for the three months ended April 30, 2001.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    (Amounts in Thousands)

General

    SI Technologies, Inc. ("SI" or the "Company") is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Recent acquisitions have diversified the Company's revenue base and positioned SI as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

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

Results of Operations

Sales

    Net sales decreased by 26% to $8,377 for the quarter ended April 30, 2001 and by 12% to $27,892 for the nine months ended April 30, 2001, as compared to $11,309 and $31,768, respectively, for the same periods in the prior fiscal year. The Company is being negatively impacted by the current manufacturing recession in the U.S. and expects revenue to recover somewhat in the near future, but not necessarily to the prior periods' levels.

Gross Profit

    As a result of the lower sales volume noted above, gross profit in the third quarter and the nine months' year to date decreased by 34% to $2,649 and 19% to $9,287, when compared to the gross profit reported for the same periods in the prior fiscal year of $4,019 and $11,452, respectively. Gross margin, or gross profit as a percentage of sales, was 32% in this year's third quarter and 33% year to date, which represented decreases from the same periods of the prior fiscal year of 4% of sales and 3% of sales, respectively. Variations in gross margin reflect varying product mixes in one period as compared to another. In addition, margins for the Company's weighing equipment products have been hurt by low volume and, consequently, low overhead utilization.

Selling, General and Administrative Expenses

    SG & A expenses decreased approximately 9% to $2,278 in the quarter ended April 30, 2001 and approximately 7% to $6,907 in the nine months ended April 30, 2001, as compared to $2,499 and $7,443 for the same periods last year. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's business unit consolidations in fiscal 2000. Lower sales volumes also contributed to lower selling expenses during both periods.

Research, Development and Engineering Expenses

    RD & E expenditures decreased by 11% to $426 for the quarter ended April 30, 2001, as compared to $477 for the same period last year and 17% to $1,225 for the nine months ended April 30, 2001, when compared to $1,467 in the prior year. The RD & E expense decreases reflect cost savings created primarily in the consolidation of operations within the industrial measurement business segment, which resulted in concentrating RD & E activities into two, rather than three engineering sites. This has resulted in reduced staffing and lower overhead spending while engineering activities continue at pre-consolidation levels.

Interest Expense

    For the three months and nine months ended April 30, 2001, lower interest rates helped decrease interest expense to $377 and $1,249, respectively, as compared to $497 and $1,422 for the same periods in the prior fiscal year.

Income Tax (Expense) Benefit

    Income tax benefit for the three months and nine months ended April 30, 2001 were $506 and $355, respectively, compared to income tax expense of $178 and $416 for the same periods in the prior year, due to fluctuations in pretax income. The effective tax rate for the Company in all periods differs from the U.S. federal corporate income tax rate, primarily due to the impact of non-deductible intangible asset amortization, state income taxes and valuation allowances related to deferred tax assets.

Inflation

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

    At April 30, 2001 the Company's cash position was $604 compared to $112 at July 31, 2000. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital decreased to $564 from $8,223 at July 31, 2000. This significant change in working capital was principally caused by the Company's line of credit converting from long-term to short-term debt.

    The Company's existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash generated by operating activities during the nine months ended April 30, 2001 was $477 compared to $1,798 for the same period of the prior year. The reduced cash flow in the current fiscal year can be principally accounted for by a significant reduction of product demand in the forestry and manufacturing industries served by the Company's products.

    The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases, notes payable and capital required for future acquisitions. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $300 in fiscal 2001 as compared to $485 in fiscal 2000.

    In November 2000 the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company's existing $8,000 credit facility, with favorable changes in interest rates, borrowing base allowances and debt covenants. These favorable changes were a direct result of the Company's improved financial performance in fiscal 2000 and reduction in total debt. The Company's balance on the credit facility was $7,438 on April 30, 2001, and $6,409 on July 31, 2000. Along with the amendment of the principal credit agreement, the Company entered into a new long-term debt agreement with the same bank. Under the new agreement, which expires on November 1, 2005, the Company consolidated three long-term notes and was able to obtain more favorable interest rates and debt covenant. The interest rate on the new note is prime plus 0.75% or a similar rate based on LIBOR, at the option of the Company. In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. As of April 30, 2001, the Company had borrowings of $1,386 against this $1,611 line of credit.

    As a result of the Company's poor performance in the third quarter, as of April 30, 2001, the Company was in violation of several loan covenants under its $8,000 credit facility. The Company intends to renegotiate these covenants as soon as is practical and otherwise bring its financial position in alignment with bank expectations, but cannot be assured of success at this time. Termination of this facility would have a material adverse effect on the Company.

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

PART II—OTHER INFORMATION

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

SI TECHNOLOGIES, INC.
	By:	/s/ RICK A. BEETS Rick A. Beets President and CEO
June 18, 2001		/s/ KIM YORGASON Kim Yorgason Chief Financial Officer

QuickLinks

PART I — FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SI TECHNOLOGIES, INC. Consolidated Balance Sheets (In Thousands Except Per Share Data)
SI TECHNOLOGIES, INC. Consolidated Statements of Operations (In Thousands Except Per Share Data) (Unaudited)
SI TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (In Thousands) (Unaudited)
SI TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (In Thousands Except Per Share Data) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
Signatures