Form 10KSB40
period 2001-07-31
SI TECHNOLOGIES INC
filed 2001-11-13
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended July 31, 2001	Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of of incorporation or organization)	95-3381440 (I.R.S. Employer Identification Number)
14192 Franklin Avenue, Tustin, CA 92780 (Address of principal executive offices)(Zip Code)
714-505-6483 Registrant's telephone number, including area code

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

    Issuer's revenues for most recent fiscal year            $36,291,000

    The number of shares outstanding of the issuer's common stock is 3,579,935

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $6,086,000 (as of October 22, 2001).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on January 17, 2002 (the "Proxy Statement") are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

    SI Technologies, Inc. and subsidiaries ("SI" or the "Company") is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Acquisitions over the past five years have diversified the Company's revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

    Since 1996, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in selected segments of a $70 billion industrial measurement and automation industry.

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

Business Strategy

    The Company aspires to become a leading provider of manufactured devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through product development and acquisition of complementary products as an industry integrator in the $70-billion industrial measurement and automation industry.

Operations Integration

    SI believes its operations integration strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant costs and by leveraging economies of scale in manufacturing operations, and procurement of materials and services.

    Since 1996, SI Technologies has completed six acquisitions.

Acquired Company	Date Acquired	Primary Products	Industries Served
Evergreen Weigh, Inc.	1996	Dynamic & Static Weighing Systems	Aviation, mining, transportation
AeroGo, Inc.	1997	Factory Automation Equipment & Systems	Aviation/aerospace, automotive, manufacturing, general industry
NV Technology, Inc.	1998	Sensors	General industry, food, transportation
Allegany Technology, Inc.	1998	Sensors & Dynamic Weighing Systems	Aerospace, transportation, general industry
Revere Transducers, Inc.	1998	Sensors & Static Weighing Equipment	Aviation/aerospace, food, general industry
Loadline N.V.	2000	Sensors & Static Weighing Equipment	Aviation/aerospace, food, general industry

    Further acquisition detail may be found under the Acquisition History section.

On-going Acquisition/Merger Activities

    In pursuit of the Company's growth strategy, management is continuously evaluating acquisition/merger opportunities with numerous companies. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth, and show potential for strong synergy with the Company's technology, manufacturing operations and marketing and sales organization.

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

Marketing and Sales

    The Company's products are marketed throughout the world primarily through 300 distributors and manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel, and subsidiary business unit marketing and sales operations, the Company maintains North American regional sales offices in California, Maryland, Michigan, North Carolina, Oregon, Washington and British Columbia, Canada; and European regional sales offices in France, Germany, the United Kingdom and the Netherlands. Company regional sales personnel assist distributors and representatives, make direct sales calls on potential customers in areas not covered by distribution, and support the Company's direct major accounts.

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

Market Conditions and Competition

Market Conditions

    Worldwide annual capital expenditures for industrial measurement and automation equipment and systems have averaged about $70 billion in recent years, with domestic spending accounting for approximately 30% of the total. Overall industry growth normally approximates inflation. Over the past eighteen months the Company believes the market and specifically key market sectors in which it does business have contracted due to the global manufacturing recession which began in calendar year 2000. Beyond the current economic situation, the Company believes its unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry.

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

    Market diversity is a growing competitive advantage for SI. Over the past few years, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company's traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh, cross-selling of products and integration of Company sales organizations have steadily increased market share in several markets including, aggregate, aviation, and construction industries. With the acquisition of AeroGo late in fiscal 1997, and the acquisitions of NV Technology, Allegany Technology and Revere Transducers in fiscal 1998, the Company has further expanded its market diversity and potential for revenue synergies. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

    SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 45% of inventory in finished goods. While the Company manufactures the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

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

    In the dynamic and static weighing systems product line, direct competitors are all smaller, privately held companies. Occasionally and on specific applications, the weighing systems product line competes as an alternative product with larger companies that manufacture conventional, industrial weighing systems. These companies include Cardinal Scale Manufacturing Company, Fairbanks Scale

Company, Mettler-Toledo Holding, Inc. and Weigh-Tronix, Inc. Competition among larger manufacturers of conventional weighing systems, due to lack of product differentiation, is principally based on price, local dealer trade-area presence and relationships, and product availability.

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

Significant Customers

    Historically the Company's primary customers have been transportation, agriculture, forestry, manufacturing, waste management and general industrial companies. Over the past few years, as a result of the Company's growth strategy, the customer base has expanded to include the aviation/aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Carrier, Chrysler, Ford, Hyundai, Mettler-Toledo, Lockheed, Michelin, Mitsubishi, NASA, Siemens, and Thiokol.

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

Acquisition of AeroGo, Inc.

    In July 1997 the Company acquired AeroGo, Inc., a Washington corporation. AeroGo is a world leader in the design and manufacture of load-handling, moving, positioning and factory automation equipment and systems. AeroGo products, utilizing both standard and highly specialized air bearing movement systems, are marketed chiefly to aviation/aerospace, automotive, construction, manufacturing, maritime and general industry. AeroGo's factory automation expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, step conveyors and flexible manufacturing systems. The acquisition of AeroGo provided the Company with an entrance to the industrial automation industry.

Acquisition of NV Technology, Inc.

    In February 1998, the Company acquired NV Technology, Inc. (NV), a Nevada corporation. The transaction, which was a tax-free merger, was accounted for as a pooling-of-interest. NV is a manufacturer of high-performance, stainless steel load cells and sensors. The addition of NV's National Institute of Science & Technology (NIST) certified products expanded the Company's business in legal-for-trade, weighing and process control applications.

Acquisition of Allegany Technology, Inc.

    In July 1998, the Company acquired Allegany Technology, Inc. (Allegany), a Delaware corporation. Allegany is a leading designer and manufacturer of specialty load cells and sensors, industrial crane, and lift truck scales, along with billet weighing systems. Allegany's unique billet weighing systems increase productivity and profitability in the steel and heavy metals industries. Other major markets for Allegany products include aerospace, distribution, manufacturing, transportation and warehousing. Allegany products expanded the Company's strong position as a manufacturer of weighing products for niche markets.

Acquisition of Revere Transducers

    In July 1998, the Company acquired Revere Transducers, Inc. and Revere Transducers Europe B.V. (Revere) from Harnischfeger Industries (NYSE—HPH). Revere is headquartered in Tustin, California, with operations in Tustin and Breda, the Netherlands. Revere is one of the four largest manufacturers of electronic weighing load cells, sensors and related devices in the industry, with world wide market share estimated at 8%. In addition to a highly recognized brand name, the acquisition of Revere brought the Company new technology and manufacturing capability in the design and manufacture of proprietary strain gages and a manufacturing facility and marketing organization in Europe.

Acquisition of Loadline N.V.

    In May 2000, the Company purchased Loadline N.V., a distributor for the Company in Belgium.

2001 Restructuring Plan

    In the third quarter of fiscal 2001, the Company announced a restructuring plan to address a significant decline in sales brought about by the then nine-month old global manufacturing recession and to position the Company for improved profitability in the future. The plan announced was comprised of three key components. The first was the consolidation of the SI/Allegany business unit and Revere Transducers, resulting in the closing of operations in Cumberland, Maryland. Second, the plan called for development of offshore manufacturing sources to reduce costs on certain high-volume, highly competitive load cells and sensors. The third component of the plan was for a downsizing of the Company's Tustin, California, headquarters and manufacturing facility to a more appropriately sized facility in the same general area. In recognition of the expenses associated with this restructuring, the Company recorded a $3,480,000 charge in the third quarter of fiscal 2001 to cover expenses related to implementation of the plan. Subsequently, in the fourth quarter, and upon implementation of the plan, the Company recognized an additional charge of $364,000 associated with elimination of fixed assets and employee severance. Key cost components of the plan include: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products.

    The total incremental cash required to implement the restructuring plan is estimated at approximately $300,000. The remaining balance of the restructuring charge is either not an incremental cash outlay to current operations (primarily lease payments) or a non-cash transaction.

    The Company expects future expense savings and gross profit improvement from implementation of the plan of approximately $2,200,000 annually. This savings estimate is comprised of the following: (1) reduced fixed asset depreciation expense of $200,000 per year, (2) reduced facilities expenses of $400,000 per year, (3) reduced payroll-related, operating expenses of $600,000 per year, and (4) reduced cost of sales, as a result of outsourcing certain products to low-cost producers, of approximately $1,000,000 per year.

    The Company expects to complete implementation of the restructuring plan by April 30, 2002. The initial financial benefits of plan implementation will be partially offset by certain incremental expenses that may not be included in the restructuring charge. These expenses include production inefficiencies in operations being transitioned, employee travel, relocation and training expense, and expenditures for software and professional services related to integrating information systems.

    As of July 31, 2001, the Company had completed the transfer of all customer service, metal goods manufacturing, engineering and accounting functions from the Cumberland, Maryland facility to the Tustin, California facility. The consolidation of the SI/Allegany business unit is expected to be completed by January 31, 2002. Also, initial orders have been placed to offshore manufacturing sources, and these sources are expected to be operating at full capacity by April 30, 2002. Finally, the Company is negotiating with its landlord for an early termination of the Tustin facility lease, and has begun the process of identifying a suitable new facility. This process is expected to be completed by April 30, 2002.

Goodwill Impairment

    As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan noted above, the Company estimated the discounted future cash flows of the continuing products, and determined that almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a $2,000,000 charge for goodwill impairment was recorded in operating expenses for the quarter ended April 30, 2001.

Backlog

    At July 31, 2001, the Company's backlog was $4,536,000, compared with $6,502,000 on July 31, 2000. The Company's backlog consists of written orders and commitments believed to be firm, approximately 90% of which is shippable in fiscal 2002. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company's future performance.

Employees

    At July 31, 2001, the Company employed 291 full time employees.

Sources of Supply

    The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

Patents and Trademarks

    The Company holds numerous patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 2001 to 2016. The company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

Financial Information about Foreign Operations

Foreign Operations

    Included in the consolidated balance sheet at July 31, 2001 are the identifiable assets of the Company's subsidiary, Revere Transducers Europe B.V., which total approximately $4,098,000. Revere Transducers Europe, located in the Netherlands, was acquired by the Company at July 1, 1998.

ITEM 2. PROPERTIES

Location	Segment	Utilization	Square Footage	Leased or Owned	Lease Termination
UNITED STATES Tustin, CA	Industrial Measurement	Corporate offices and Headquarters and U.S. operations for Revere Transducers and SI/Allegany	93,000	Leased	November 2004
Tukwila, WA	Industrial Automation	Headquarters and operations for AeroGo	55,000	Leased	April 2004
Cumberland, MD	Industrial Measurement	Discontinued use as operations for SI/Allegany. Partial use as East Coast Sales and Service Center	33,000	Leased	May 2006
Cumberland, MD	Industrial Measurement	Aircraft hanger	4,200	Owned
INTERNATIONAL
Breda, the Netherlands	Industrial Measurement	European operations for Revere Transducers	22,000	Leased	June 2007
Kelowna, B.C., Canada	Industrial Measurement	Canadian Sales & Service Center	3,000	Leased	May 2006

    The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms. As a key component of the restructuring plan the Company is presently negotiating a lease termination agreement with the owner of the Tustin, California property. The Company is not able to predict if its negotiations will be successful at this time.

ITEM 3. LEGAL PROCEEDINGS

    The Company was not engaged in any legal actions as of July 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended July 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

    As of October 22, 2001, there were 204 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI's common stock is traded on the Nasdaq National Market under the symbol "SISI." The following chart describes the price range of Common Shares of SI, as quoted by the Nasdaq National Market, by quarter for fiscal 2001 and fiscal 2000:

  Price Range of Common Shares

	2001		2000
	HIGH	LOW	LOW	HIGH
1st Quarter	2.5	1.5	3.75	2.125
2nd Quarter	2.125	1.0	3.625	2
3rd Quarter	2.0	1.5	6	1.75
4th Quarter	1.94	1.15	2.75	1.5

Dividend Policy

    The Company has never declared nor paid cash dividends on the common stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

SI TECHNOLOGIES, INC.
Selected Consolidated Financial Data
Year ended July 31:

	2001	2000	1999	1998	1997(1)
Net sales	$36,291,000	$41,329,000	$44,689,000	$23,829,000	$14,123,000
Net earnings (loss)	(7,128,000)	351,000	(230,000)	830,000	499,000
Net earnings (loss) per share basic	(2.00)	.10	(.07)	0.30	0.20
Net earnings (loss) per share diluted	(2.00)	.09	(.07)	0.28	0.19
Total assets	25,910,000	33,018,000,	37,668,000	39,997,000	17,605,000
Long-term debt, less current portion	—	10,809,000	11,418,000	12,135,000	4,348,000
Other long-term obligations	569,000	976,000	1,423,000	1,773,000	178,000

(1)
as restated for the NV Technology acquisition

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated. Since 1996, the Company has acquired five businesses.

				Percent Increase/(Decrease)
	Year ended July 31,
				2001 vs. 2000	2000 vs. 1999
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%	(12.2)%	(7.5)%
Cost of sales	67.1	64.7	61.7	(8.9)	(3.1)

Gross profit	32.9	35.3	38.3	(18.2)	(14.6)

Selling, general and administrative	24.7	23.6	25.4	(7.9)	(14.3)
Research, development and engineering	4.4	4.6	6.4	(14.4)	(34.0)
Amortization of intangibles	1.2	1.1	1.0	(9.6)	5.8
Restructuring charges	10.6	—	1.9	100.0	(100.0)
Goodwill impairment loss	5.5	—	—	100.0	—

Operating expenses	46.4	29.3	34.7	39.3	(22.0)

Operating profit	(13.5)	6.0	3.5	(296.6)	58.0
Interest expense	(4.3)	(4.5)	(3.7)	(15.9)	12.3
Other income	0.0	0.2	0.1	(80.4)	115.4

Earnings (loss) before income tax expense	(17.8)	1.7	(0.1)	(1030.4)	1518.4
Income tax expense	(1.8)	(0.8)	(0.4)	92.4	90.1

Net earnings (loss)	(19.6)	0.9	(0.5)	(2,130.8)	252.6

RESULTS OF OPERATIONS

    In 2001 the Company's revenues and profitability were significantly impacted by the global manufacturing recession. Overall revenues for the Company's products declined 12.2% in comparison to the previous fiscal year. This reduction in revenue impacted all products in all business units. To deal with the economic situation, the Company announced a restructuring plan in the third quarter. The aggressive plan consolidates business units, eliminates one manufacturing facility, substantially expands the use of out-sourcing from low-labor markets and downsizes the corporate headquarters and manufacturing operations.

    Due to the magnitude of recent acquisitions, and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

NET SALES

    Net sales for the year ended July 31, 2001 declined to $36,291,000 or 12.2% from $41,329,000 for the year ended July 31, 2000. The decrease in sales is primarily attributable to continuation of the global manufacturing recession's impact on capital equipment markets. Following a sales decline of 5% year-over-year in the first half of 2001, second half sales declined 20% year-over-year. From February through April, the Company's fiscal third quarter, the Company experienced a sharp decline in sales due to a further reduction in demand for industrial equipment and components in the US and Europe.

    Net sales for 2000 declined to $41,329,000 or 7.5% from $44,689,000 for 1999. This decrease in sales was primarily attributable to soft market conditions in the aerospace, forestry and capital equipment markets and lower export sales resulting from the strong US dollar, including currency exchange devaluation in the Company's European operations.

GROSS PROFIT

    Gross profit for the year ended July 31, 2001 decreased $2,654,000 or 18.2% to $11,949,000 from $14,603,000 for the year ended July 31, 2000. The decrease in gross profit is primarily attributable to lower sales volume, offset by minimal reductions in primarily fixed overhead costs. Gross profit also declined as product mix shifted sharply between scale components and complete scale systems. Traditionally, the Company's complete scale system products earn substantilly higher gross profit than the load cell or scale components product line. In the manufacturing recession of fiscal 2001, the Company has experienced the majority of the downturn in revenue in complete systems, whereas revenues from scale components have remained nearly flat year-over-year.

    Gross profit for the year ended July 31, 2000 decreased $2,505,000 or 14.6% to $14,603,000 from $17,108,000 for the year ended July 31, 1999. The decrease in gross profit is primarily attributable to lower sales volume and product mix. The new measurement products and markets entered as a result of the sales growth generated by companies acquired in recent years compete in lower gross margin industries. The corresponding gross margins for the periods were 35.3% and 38.3%, respectively. The year over year decrease in gross margin is the result of the changing mix of products resulting from product lines acquired in 1998. Gross margin was also negatively impacted by excess capacity in the industrial measurement industry and increased pricing pressure from competitors manufacturing products in off-shore low cost labor markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the years ended July 31, 2001 and 2000 were $8,971,000 and $9,740,000 respectively. This is a decrease of $769,000 or 7.9%. The decrease results from the business combinations and sale organization integration implemented during the year. Selling, general and administrative expenses as a percentage of sales were 24.7% in 2001 as compared to 23.6% in 2000, due to the overall decline in net sales.

    Selling, general and administrative expenses for the years ended July 31, 2000 and 1999 were $9,740,000 and $11,365,000, respectively. Selling, general and administrative expenses as a percentage of sales were 23.6% in 2000 as compared to 25.4% in 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    Research, development and engineering expenses for the years ended July 31, 2001 and 2000 were $1,621,000 and $1,893,000, respectively. This is a decrease of $272,000 or 14.4%. The decrease in dollar amount is attributable to the business unit combinations and facility consolidation implemented during the year.

    Research, development and engineering expenses for the years ended July 31, 2000 and 1999 were $1,893,000 and $2,866,000, respectively.

AMORTIZATION EXPENSES

    Intangible amortization expenses amounted to $426,000 in 2001 as compared to $471,000 in 2000. In 1999 intangible amortization was $445,000. Amortization primarily consists of the cost of assets in excess of book value from acquired companies.

RESTRUCTURING CHARGES

    During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company's Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A charge for restructuring of $3,480,000 was recorded as of April 30, 2001. The restructuring charge was increased by $364,000 in the fourth quarter ended July 31, 2001 to accrue for additional disposition of fixed assets and employee severance costs arising from management's decision to further utilize offshore manufacturing sources. The components of the restructuring charge are as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168,000
Abandoned facilities costs, primarily lease payments	1,225,000
Employee termination costs	379,000
Other	72,000

Total estimated restructuring charge	$3,844,000

    The total incremental cash required to implement the restructuring plan is estimated at approximately $300,000. The remaining balance of the restructuring charge is either not an incremental cash outlay to current operations (primarily lease payments) or a non-cash transaction.

    The Company expects future expense savings and gross profit improvement from implementation of the plan of approximately $2,200,000 annually. This savings estimate is comprised of the following: (1) Reduced fixed asset depreciation expense of $200,000 per year, (2) reduced facilities expenses of $400,000 per year, (3) reduced payroll-related, operating expenses of $600,000 per year, and (4) reduced cost of sales, as a result of outsourcing certain products to low-cost producers, of approximately $1,000,000 per year.

    The Company expects to complete implementation of the restructuring plan by April 30, 2002. The initial financial benefits of plan implementation will be partially offset by certain incremental expenses that may not be included in the restructuring charge. These expenses include production inefficiencies in operations being transitioned, employee travel, relocation and training expense, and expenditures for software and professional services related to integrating information systems.

    As of July 31, 2001, the Company had completed the transfer of all customer service, metal goods manufacturing, engineering and accounting functions from the Cumberland, Maryland facility to the Tustin, California facility. The consolidation of the SI/Allegany business unit is expected to be completed by January 31, 2002. Also, initial orders have been placed to offshore manufacturing sources, and these sources are expected to be operating at full capacity by April 30, 2002. Finally, the Company is negotiating with its landlord for an early termination of the Tustin facility lease, and has begun the process of identifying a suitable new facility. This process is expected to be completed by April 30, 2002.

GOODWILL IMPAIRMENT

    As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan noted above, the Company estimated the discounted future cash flows of the continuing products, and determined that almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a $2,000,000 charge for goodwill impairment was recorded in operating expenses for the quarter ended April 30, 2001.

INTEREST AND OTHER INCOME

    Interest expense for 2001 decreased $296,000 or 15.9% from $1,860,000 in 2000 to $1,564,000 in 2001. This decrease was directly attributable to lower interest rates during the current year in comparison to the prior year. Interest expense in 2000 was $1,860,000 in comparison to $1,657,000 in 1999. The original source of this debt was for financing the AeroGo, Allegany Technology and Revere Transducers acquisitions in 1999 and 1998. Other income was $11,000 in 2001 as compared to $56,000 in 2000.

INCOME TAX EXPENSE

    Income tax expense for the years ended July 31, 2001 and 2000 was $662,000 and $344,000, respectively. The Company's effective tax rate (income tax expense as a percentage of pretax income) was 10.24% and 49.5% in 2001 and 2000, respectively. The U.S. federal corporate income tax rate exceeds the effective tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes, state and foreign income taxes, and the valuation allowance for the deferred tax assets for the year ended July 31, 2001.

INFLATION

    Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2001 the Company's cash position was $380,000 compared to $112,000 at July 31, 2000. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital decreased to a deficit of $(5,177,000) from $8,224,000 at July 31, 2000. This significant change in working capital was principally caused by the Company's being in violation of certain of its debt covenants at July 31, 2001, which required that all long-term debt be classified as short-term debt.

    The Company's existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities in 2001 was $1,032,000. During 2000, cash provided by operations was $2,995,000. The reduced cash flow in the current fiscal year can be principally accounted for by a significant reduction of product demand in the forestry and manufacturing industries served by the Company's products.

    The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $200,000 in 2002 as compared to $306,000 in 2001.

    In November 2000 the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company's existing $8,000,000 credit facility, with favorable changes in interest rates, borrowing base allowances and debt covenants. These favorable changes were a direct result of the Company's improved financial performance in fiscal 2000 and reduction in total debt. The Company's balance on the credit facility was $6,911,000 on July 31, 2001, and $6,409,000 on July 31, 2000. Along with the amendment of the principal credit agreement, the Company entered into a new long-term debt agreement with the same bank. Under the new agreement, which expires on November 1, 2005, the Company consolidated three long-term notes totaling $6,891,000 and was able to obtain more favorable interest rates and debt covenants. The interest rate on the new note is prime plus 0.75% or a similar rate based on LIBOR, at the option of the Company. In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations. As of July 31, 2001, the Company had borrowings of $1,631,000 against this $1,970,000 line of credit.

    In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The Company's lender has not yet received all required internal approvals and is therefore not yet bound by the term sheet. There can be no assurance that the Company will satisfactorily resolve its credit arrangements with the bank. The proposed terms provide for a revolving line of credit up to a maximum of $6,500,000 with interest at prime plus 2.75%. Monthly payments on the line would be interest only with principal due November 30, 2002. The new credit agreement would provide a new term note for $1,500,000 with interest at prime plus 3.25%. Monthly payments on the new term note would be $25,000 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable would be reduced to $66,000 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes are secured by substantially all of the Company's assets and are cross-collateralized and subject to cross-default provisions. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet.

    The Company believes that cash flow from operations and funds available under its bank facilities will be sufficient to meet the Company's working capital needs and principal payments on long-term debt.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
SI Technologies, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,128,000 for the year ended July 31, 2001, its current liabilities exceeded its current assets by $5,177,000 as of July 31, 2001, and the Company is in violation of certain debt covenants as of July 31, 2001. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes A and F. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
October 19, 2001, except for Note F,
  as to which the date is November 9, 2001.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
July 31,
(In Thousands Except Share Data)

	2001	2000
ASSETS
CURRENT ASSETS
Cash	$380	$112
Trade accounts receivable, less allowance for doubtful accounts of $289 in 2001 and $221 in 2000	5,980	7,157
Inventories, net	8,584	8,867
Deferred tax asset	—	970
Other current assets	899	658

Total current assets	15,843	17,764
PROPERTY AND EQUIPMENT, net	2,655	5,649
OTHER ASSETS
Intangible assets, net	7,175	9,280
Other	237	325

	$25,910	$33,018

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$14,514	$3,805
Accounts payable	3,249	3,325
Customer advances	70	353
Accrued liabilities	3,187	2,057

Total current liabilities	21,020	9,540
LONG-TERM DEBT, less current maturities	—	10,809
OTHER LIABILITIES	569	817
DEFERRED TAXES	—	160
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized, 10,000,000; 3,579,935 (2001) and 3,547,123 (2000) issued and outstanding	36	35
Additional paid-in capital	10,377	10,327
Retained earnings (accumulated deficit)	(5,668)	1,460
Accumulated other comprehensive loss	(424)	(130)

	4,321	11,692

	$25,910	$33,018

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended July 31,
(In Thousands Except Share Data)

	2001	2000	1999
Net sales	$36,291	$41,329	$44,689
Cost of sales	24,342	26,726	27,581

Gross profit	11,949	14,603	17,108

Operating expenses:
Selling, general and administrative	8,971	9,740	11,365
Research, development and engineering	1,621	1,893	2,866
Amortization of intangibles	426	471	445
Restructuring charges	3,844	—	850
Goodwill impairment loss	2,000	—	—

	16,862	12,104	15,526

Earnings (loss) from operations	(4,913)	2,499	1,582
Interest expense	(1,564)	(1,860)	(1,657)
Other income, net	11	56	26

Earnings (loss) before income tax expense	(6,466)	695	(49)
Income tax expense	(662)	(344)	(181)

NET EARNINGS (LOSS)	$(7,128)	$351	$(230)

Earnings (loss) per common share	$(2.00)	$.10	$(.07)
Weighted average common shares outstanding	3,563,529	3,547,123	3,547,123

Earnings (loss) per common share, assuming dilution	$(2.00)	$.09	$(.07)
Weighted average common shares outstanding	3,563,529	3,707,441	3,547,123

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three years ended July 31, 2001
(In Thousands Except Share Data)

	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)
			Additional paid-in capital			Total stockholders' equity	Comprehensive income (loss)
	Shares	Amount
Balance, July 31, 1998	3,547,123	35	10,321	1,339	16	11,711
Cost associated with equity financing	—	—	(27)	—	—	(27)
Foreign currency translation adjustment	—	—	—	—	(53)	(53)	$(53)
Net loss	—	—	—	(230)	—	(230)	(230)

Comprehensive loss							$(283)

Balance, July 31, 1999	3,547,123	35	10,294	1,109	(37)	11,401
Issuance of stock options for services	—	—	33	—	—	33
Foreign currency translation adjustment	—	—	—	—	(93)	(93)	$(93)
Net earnings	—	—	—	351	—	351	351

Comprehensive income							$258

Balance, July 31, 2000	3,547,123	35	10,327	1,460	(130)	11,692
Issuance of stock for legal settlement	32,812	1	50	—	—	51
Foreign currency translation adjustment	—	—	—	—	(294)	(294)	$(294)
Net loss	—	—	—	(7,128)	—	(7,128)	(7,128)

Comprehensive loss							$(7,422)

Balance, July 31, 2001	3,579,935	$36	$10,377	$(5,668)	$(424)	$4,321

The accompanying notes are an integral part of this statement.

SI Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended July 31,
(In Thousands Except Share Data)

	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$(7,128)	$351	$(230)
Adjustments to reconcile net earnings (net loss) to net cash provided by operating activities:
Depreciation and amortization	1,530	1,860	2,187
Restructuring charges	3,844	—	—
Goodwill impairment loss	2,000	—	—
Deferred lease costs	(248)	(205)	(205)
Deferred income taxes	810	212	(325)
Non-cash common stock and options expenses	51	33	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,177	1,605	(998)
Inventories	142	1,220	939
Income taxes receivable/payable	(255)	145	(220)
Other current assets	54	(215)	(10)
Accounts payable	(76)	(235)	(199)
Accrued liabilities and customer advances	(869)	(1,776)	(1)

Net cash provided by operating activities	1,032	2,995	938

Cash flows from investing activities:
Acquisition of intangibles and other assets	(296)	115	(475)
Purchase of property and equipment	(306)	(484)	(532)
Proceeds from the disposition of property and equipment	—	—	898

Net cash used in investing activities	(602)	(369)	(109)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,404	(1,142)	844
Payments on long-term debt	(1,504)	(1,226)	(2,134)
Costs associated with equity financing	—	—	(27)

Net cash provided usedby financing activities	(100)	(2,368)	(1,317)

Foreign currency translation adjustment	(62)	(178)	(54)

Net increase (decrease) in cash	268	80	(542)
Cash at beginning of year	112	32	574

Cash at end of year	$380	$112	$32

Cash paid during the year for:
Interest	$1,405	$1,823	$1,708
Income taxes	$23	$—	$737

The accompanying notes are an integral part of these statements.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001 and 2000

(In Thousands Except Share Data)

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

1. Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $7,128,000 for the year ended July 31, 2001 and has a working capital deficit of $(5,177,000) as of July 31, 2001. At July 31, 2001, the Company was also in default of certain debt covenants with its bank.

    Management has taken steps to revise its operations and financial performance as described more fully in Note Q concerning Restructuring Charges. The Company is also in the process of attempting to renew its bank credit agreement and has signed a term sheet (see Note F). Renewal of the credit agreement is subject to final approval by the bank. There is no assurance that the bank agreement will be renewed. The Company's ability to continue operations is dependent upon its ability to maintain adequate financing and the success of future operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Principles of Consolidation

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

3. Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Uncompleted contracts are included in inventory at the accumulated cost of each contract not in excess of realizable value.

4. Property and Equipment

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

5. Intangible Assets

    Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition, which are amortized using the straight-line method primarily over periods of 25 to 40 years. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $1,179 and $2,175 at July 31, 2001 and 2000, respectively.

    As a result of the evaluation of its Allegany Technology subsidiary in connection with the 2001 restructuring plan, the Company recorded an impairment loss of $2,000 during the third quarter. The impairment loss was determined based upon management's estimate of discounted cash flows from products acquired and incorporated in the Allegany Technology operation.

6. Product Warranty

    Product warranty costs are estimated and accrued at the time sales are recorded.

7. Revenue Recognition

    Sales are recorded at the time of shipment for equipment. On long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated losses are recorded in total when they become evident. Such billings are generally made and collected in the subsequent year.

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

10. Recent Accounting Pronouncemnets

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

  •
  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
  •
  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

  •
  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective August 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

  •
  Effective August 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

  •
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until August 1, 2002, at which time annual and quarterly goodwill amortization of $320 and $80 and annual and quarterly amortization of $28 and $7 relating to intangible assets with indefinite lives will no longer be recognized. By July 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of August 1, 2002. By October 31, 2002 the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended October 31, 2002, as a cumulative effect of a change in accounting principle.

11. Reclassifications

    Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

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

2. Revere Transducers

    Effective July 1, 1998, the Company purchased 100% of the common stock of Revere Transducers, Inc. and Revere Transducers Europe B.V. (jointly-Revere) for $8,282 in cash. Revere is engaged in the manufacture of industrial sensors and weighing equipment. The combination is accounted for under the purchase method of accounting. The fair value of net assets acquired exceeded the acquisition cost by $250, which was adjusted in 1999 from $552 for additional acquisition costs. This amount has been applied to reduce the fair value of recorded property and equipment. The purchase of Revere was funded by the issuance of notes payable to a bank as described in Note F.

3. Allegany Technology, Inc.

    Effective July 1, 1998, the Company purchased 100% of the common stock of Allegany Technology, Inc. (Allegany) for $2,888 in cash and SI common stock. Allegany is engaged in the manufacture of industrial sensors and weighing equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $3,000 which was adjusted in 1999 from $2,811. The purchase of Allegany was funded by borrowings under the Company's line of credit and from the issuance of 142,219 shares of common stock. In 2001 the Company recorded a $2,000 charge for goodwill impairment (see Note A). The remaining goodwill is being amortized on a straight-line basis over twenty-five years.

4. AeroGo, Inc.

    Effective July 1, 1997, the Company purchased 100% of the common stock of AeroGo, Inc. (AeroGo) for $6,000 in cash. AeroGo is engaged in the manufacture of load handling and factory automation equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $4,376 is being amortized on a straight-line basis over twenty-five years.

NOTE C—INVENTORIES

    Inventories consist of the following at July 31:

	2001	2000
Raw materials	$4,354	$4,050
Work in process	977	1,235
Finished goods	4,427	4,885

	9,758	10,170
Less reserve for excess and obsolete inventories	(1,174)	(1,303)

Inventories, net	$8,584	$8,867

NOTE D—PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at July 31:

	2001	2000
Machinery and equipment	$5,851	$9,024
Buildings	259	84
Leasehold improvements	221	1,351

	6,331	10,459
Less accumulated depreciation and amortization	(3,676)	(4,810)

Property and Equipment, net	$2,655	$5,649

    During 2001, the Company abandoned certain assets in connection with its restructuring plan (see Note Q).

NOTE E—ACCRUED LIABILITIES

    Accrued liabilities consist of the following at July 31:

	2001	2000
Accrued salaries, wages and other compensation	$1,001	$963
Warranty reserve	224	348
Restructuring charges (see Note Q)	1,281	—
Deferred lease and rent cost-current	205	205
Other	476	541

	$3,187	$2,057

NOTE F—DEBT

    Debt consists of the following at July 31:

		2001	2000
1)	Revolving line of credit with a bank for up to $8,000, interest at the prime rate plus 0.75% (7.5% at July 31, 2001), secured by the Company's trade accounts receivable, inventories and certain equipment. Principal and interest due November 2001. Utilized for U.S. Operations.	$6,911	$6,409
2)	Revolving line of credit with a bank for up to $1,970, interest at the rate of 6.75%, secured by certain of the Company's trade accounts receivable, inventories and equipment. Interest only due quarterly. Utilized for European operations.	1,631	729
3)	Note payable to bank in monthly installments of $115 plus interest at the prime rate plus 0.75%, secured by substantially all of the Company's assets, due November 2005.	5,972	7,469
4)	Other	—	7

		14,514	14,614
Less current maturities of debt		(14,514)	(3,805)

Long term debt		$—	$10,809

    As of July 31, the Company was in default of certain of its debt covenants.

    On November 9, 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The Company's lender has not yet received all required internal approvals and is therefore not yet bound by the term sheet. There can be no assurance that the Company will satisfactorily resolve its credit arrangements with the bank. The proposed terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line would be interest only with principal due November 30, 2002. The new credit agreement would provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note would be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable would be reduced to $66 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes are secured by substantially all of the Company's assets and are cross-collateralized and subject to cross-default provisions. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001 and 2000

(In Thousands Except Share Data)

NOTE G—OTHER LIABILITIES

    Other liabilities consist of the following at July 31:

	2001	2000
Deferred lease costs	$345	$504
Deferred rent	224	313

	$569	$817

    Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $995. The deferred lease cost is amortized over 40 months, the remaining life of the lease. The deferred rent is attributable to escalating rental payments on the Tustin facility lease, which is accounted for using the straight line method of the total lease cost.

NOTE H—FOREIGN CURRENCY TRANSLATION LOSS

    In 2001 and 2000, respectively, the Company incurred a foreign currency translation loss of $294 and $93 due to differences in the exchange rate between the US dollar and the Dutch Guilder.

NOTE I—COMMITMENTS AND CONTINGENCIES

1.  Leases

    The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2007. A portion of one manufacturing facility is subleased under a lease, which expires in 2005. Total future minimum sublease rentals amount to $376 at July 31, 2001.

    The minimum rental commitments, excluding sublease income, under operating leases are as follows:

Year ending July 31,
2002	$1,113
2003	1,167
2004	1,093
2005	414
2006	263
Thereafter	106

$4,156

    Rent expense under noncancelable operating leases was approximately $726, $1,245, and $1,110 for the years ended July 31, 2001, 2000 and 1999, respectively. Sublease income was approximately $113 for the year ended July 31, 2001.

2.  Consulting and Non-compete Agreements

    Certain former executives of acquired companies entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have terms ranging from two to ten years. The following table summarizes remaining obligations under these agreements:

Year ending July 31,
2002	$63
2003	63
2004	63
2005	63
2006	45

$297

    The expense associated with these agreements totaled $288, $123, and $123 for the years ended July 31, 2001, 2000 and 1999, respectively.

3.  Litigation

    As of July 31, 2001 the Company was not involved in any significant legal action.

NOTE K—INCOME TAXES

    The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

    Income tax expense consists of the following for the year ended July 31:

	2001	2000	1999
Current expense (benefit)	$(255)	$132	$506
Deferred expense (benefit)	917	212	(325)

	$662	$344	$181

    The income tax expense reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:

	2001	2000	1999
Tax at statutory rate	$(2,198)	$231	$(17)
Valuation allowance	1,915	—	—
Nondeductible goodwill	975	191	148
State and foreign taxes	(137)	(47)	222
State tax benefit from restructuring	—	(41)	—
Foreign sales corporation	—	—	(121)
Credits and net operating losses utilized	—	—	(33)
Other	107	10	(18)

	$662	$344	$181

    The components of deferred taxes included in the balance sheet are as follows at July 31:

	2001	2000
Deferred tax asset:
Net operating loss carryforwards	$222	$125
Accrued vacation and warranty	198	223
Provision for bad debts	105	69
Accrued liabilities not paid	—	21
Inventory reserve and capitalized overhead	428	530
Asset write-downs	771	—
Abandoned facility costs	366	—
Employee termination costs	99	—
Foreign currency adjustment	—	2

	2,189	970
Valuation allowance	(1,915)	—

	274	970

Deferred tax liability:
Excess of tax over book depreciation	353	210
Deferred lease costs	(79)	(68)
Deferred state taxes	—	18

	274	160

Net deferred tax assets	$—	$810

    At July 31, 2001, a 100% valuation allowance was established against the net deferred tax assets as the realization of the deferred tax assets cannot be reasonably assured. As of July 31, 2001, the Company has federal and state net operating loss carryforwards of $516 and $522 which will expire beginning 2021 and 2005, respectively.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001 and 2000

(In Thousands Except Share Data)

NOTE L—STOCK OPTION PLAN

    The Company implemented a new stock option plan in 1995 (the Plan) and has authorized a total of 600,000 shares of common stock to be granted under the Plan. The Company had 147,500 shares available to grant under the Plan at July 31, 2001. Additionally, options to purchase 115,000 shares are outstanding under the old stock option plan that expired July 31, 1994. The vesting period and expiration dates of the stock options are at the discretion of the Board of Directors.

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

	2001	2000	1999
Net earnings (loss):
As reported	$(7,128)	$351	$(230)
Pro forma	(7,279)	225	(387)
Earnings per common share:
As reported—basic	$(2.00)	$.10	$(.07)
Pro forma	$(2.04)	$.06	$(.11)
As reported—diluted	$(2.00)	$.09	$(.07)
Pro forma	$(2.04)	$.06	$(.11)

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 2001, 2000 and 1999, respectively: dividend yields are nil, expected volatility of 64%, 61% and 54% percent; risk-free interest rate of 4.84%, 5.83% and 5.13%; and an expected option life of 5 years. The weighted-average fair value of options granted during the periods ending July 31, 2001, 2000 and 1999, for which the weighted average exercise price equals the market price on the grant date was $1.47, $1.34 and $2.20, respectively.

    The following tables summarize information concerning currently outstanding and exercisable stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price
Balance, July 31, 1998	376,500	$2.87

Granted	52,000	$3.93
Exercised	—	$—
Expired/canceled	—	$—

Balance, July 31, 1999	428,500	$3.00

Granted	70,000	$2.34
Exercised	—	$—
Expired/canceled	(31,000)	$3.49

Balance, July 31, 2000	467,500	$2.89

Granted	100,000	$1.94
Exercised	—	$—
Expired/canceled	—	$—

Balance, July 31, 2001	567,500	$2.72

Range of Exercise Prices	Number of Shares Outstanding As of July 31, 2001:	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$1-$2	220,000	4.6	$1.66
$2-$3	180,000	7.9	$2.39
$3-$4	10,500	7.2	$3.49
$4-$5	157,000	5.6	$4.53

	567,500

Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$1-$2	190,000	$1.69
$2-$3	94,000	$2.60
$3-$4	6,500	$3.48
$4-$5	137,000	$4.51

	427,500

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001 and 2000

(In Thousands Except Share Data)

NOTE M—EARNINGS PER SHARE

    The Company uses Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). Earnings per share are based on the average number of shares outstanding during each period and income available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. Anti-dilutive options are excluded from the computation of diluted earnings per share.

    The table below presents the information used to compute earnings (loss) per common share, with and without dilution:

	For the Year Ended July 31, 2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Loss available to common stockholders	$(7,128)	3,563,529	$(2.00)

	For the Year Ended July 31, 2000
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Earnings available to common stockholders	$351	3,547,123	$.10

Effect of dilutive securities
Stock options		160,318

Earnings per common share assuming dilution
Earnings available to common stockholders and effect of assumed conversions	$351	3,707,441	$.09

	For the Year Ended July 31, 1999
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Loss available to common stockholders	$(230)	3,547,123	$(.07)

    The computation for loss per share assuming dilution for the years ended July 31, 2001 and 1999 were anti-dilutive.

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

Foreign Operations

	2001	2000	1999
Identifiable Assets:
Americas	$21,812	$28,649	$32,550
Europe	4,098	4,369	5,118
Sales:
Americas	27,566	31,549	34,373
Europe	8,725	9,780	10,316
Operating Profit (Loss):
Americas	(5,578)	1,897	747
Europe	665	602	835

Segment Information 2001

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 2001:
Sales	$28,289	$8,002		$36,291
Cost of goods sold	19,994	4,348		24,342

Gross profit	8,295	3,654		11,949
Gross profit %	29%	46%		33%
Operating expenses	8,363	2,655		11,018
Restructuring charges	3,844	—		3,844
Goodwill impairment	2,000	—		2,000

Total expense	14,207	2,655		16,862
Operating profit (loss)	(5,912)	999		(4,913)
Interest expense				(1,564)
Other income, net				11

Net loss before income taxes				(6,466)
Income tax expense				(662)

Net loss				$(7,128)

Assets	$20,542	$5,368		$25,910

SI Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2001 and 2000
(In Thousands Except Share Data)

Segment Information 2000

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 2000:
Sales	$31,947	$9,382		$41,329
Cost of goods sold	21,678	5,048		26,726

Gross profit	10,269	4,334		14,603
Gross profit %	32%	46%		35%
Operating expenses	8,599	3,505		12,104
Restructuring charges	—	—		—

Total expense	8,599	3,505		12,104
Operating profit	1,670	829		2,499
Interest expense				(1,860)
Other income, net				56

Net profit before income taxes				695
Income tax expense				(344)

Net profit				$351

Assets	$26,863	$6,155		$33,018

Segment Information 1999

	Industrial Measurement	Industrial Automation	Consolidation Adjustments	SI Consolidated
Year ended July 31, 1999:
Sales	$35,378	$9,976	$(665)	$44,689
Cost of goods sold	22,575	5,672	(665)	27,581

Gross profit	12,803	4,305	—	17,108
Gross profit %	36%	43%	—	38%
Operating expenses	11,128	3,548	—	14,676
Restructuring charges	850	—	—	850

Total expense	11,978	3,548	—	15,526
Operating profit	825	757		1,582
Interest expense				(1,657)
Other income, net				26

Net loss before income taxes				(49)
Income tax expense				(181)

Net loss				$(230)

Assets	$29,921	$8,018	$(271)	$37,668

SI Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2001 and 2000
(In Thousands Except Share Data)

NOTE O—BENEFIT PLANS

    The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $162, $142, and $112 for the years ended July 31, 2001, 2000 and 1999, respectively.

NOTE P—FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, accounts receivable, accounts payable, customer advances, accrued liabilities, and short and long-term debt. Management has determined that the fair value of cash, accounts receivable, accounts payable, customer advances, accrued liabilities, and short and long-term debt approximate the carrying values due to the short-term nature of these instruments.

NOTE Q—RESTRUCTURING CHARGE

    During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company's Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A charge for restructuring of $3,480 was recorded as of April 30, 2001. The restructuring charge was increased by $364 in the fourth quarter ended July 31, 2001 to accrue for additional disposition of fixed assets and employee severance costs arising from management's decision to further utilize offshore manufacturing sources. The components of the restructuring charge are as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168
Abandoned facilities costs, primarily lease payments	1,225
Employee termination costs	379
Other	72

Total estimated restructuring charge	$3,844

    The Company expects to complete implementation of the restructuring plan by April 30, 2002. The initial financial benefits of plan implementation will be partially offset by certain incremental expenses that may not be included in the restructuring charge. These expenses include production inefficiencies in operations being transitioned, employee travel, relocation and training expense, and expenditures for software and professional services related to integrating information systems.

    As of July 31, 2001, the Company had completed the transfer of all customer service, metal goods manufacturing, engineering and accounting functions from the Cumberland, Maryland facility to the Tustin, California facility. The consolidation of the SI/Allegany business unit is expected to be completed by January 31, 2002. Also, initial orders have been placed to offshore manufacturing sources, and these sources are expected to be operating at full capacity by April 30, 2002. Finally, the Company is negotiating with its landlord for an early termination of the Tustin facility lease, and has begun the process of identifying a suitable new facility. This process is expected to be completed by April 30, 2002.

PART III

    The information required by ITEMS 9, 10, 11 and 12 will be included in the registrant's proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation," and "Principal Shareholders" and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrant's fiscal year end, July 31, 2001.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed herewith:

3	(a)	Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)
3	(b)	By-Laws (1)
3	(c)
Certificate of Amendment to the Certificate of Incorporation of SI Technologies, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998)
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
21		Subsidiaries of the Registrant
23		Consent of Grant Thornton to incorporation by reference of financial statements into Registration Statement on Form S-3

(1)
Incorporated by reference to the same exhibit number to the Company's Registration Statement of Form S-1 (File No. 2-83781), as amended.

    (b) No reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.
DATED: November 13, 2001	By:	/s/ RICK A. BEETS Rick A. Beets President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of November 13, 2001 by the following persons in the capacities indicated:

/s/ RICK A. BEETS Rick A. Beets	President, CEO and Director (Principal Executive Officer)
/s/ ANDREW M. FITE Andrew M. Fite	Chief Financial Officer
/s/ EDWARD A. ALKIRE Edward A. Alkire	Director, Secretary
/s/ RALPH E. CRUMP Ralph E. Crump	Chairman of the Board, Director, Treasurer
/s/ D. DEAN SPATZ D. Dean Spatz	Director

S. Scott Crump	Director
Heinz Zweipfennig	Director
Bryant Riley	Director

QuickLinks

PART I
PART II
SI TECHNOLOGIES, INC. Selected Consolidated Financial Data Year ended July 31
SI Technologies, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS July 31, (In Thousands Except Share Data)
SI Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS Year ended July 31, (In Thousands Except Share Data)
SI Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Three years ended July 31, 2001 (In Thousands Except Share Data)
SI Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended July 31, (In Thousands Except Share Data)
SI Technologies, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) July 31, 2001 and 2000 (In Thousands Except Share Data)
SI Technologies, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) July 31, 2001 and 2000 (In Thousands Except Share Data)
PART III
SIGNATURES