Form 10-Q
period 2001-10-31
SI TECHNOLOGIES INC
filed 2001-12-20
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

F O R M 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2001	Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (IRS Employer Identification Number)

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

Yes /x/  No / /

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date. 3,579,935 shares of Common Stock, par value $.01, on December 14, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In Thousands Except Share Data)

	October 31, 2001	July 31, 2001
ASSETS
Current assets:
Cash	$562	$380
Trade accounts receivable, less allowance for doubtful accounts of $290 and $289 respectively	5,920	5,980
Inventories, net	8,662	8,584
Other current assets	671	899

Total current assets	15,815	15,843
Property and equipment, net	2,511	2,655
Intangible assets, net	7,104	7,175
Other assets	218	237

	$25,648	$25,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	14,284	14,514
Accounts payable	3,609	3,249
Customer advances	58	70
Accrued liabilities	2,458	3,187

Total current liabilities	20,409	21,020
Other liabilities	508	569
Stockholders' equity
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,579,935 issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Retained earnings (accumulated deficit)	(5,315)	(5,668)
Accumulated other comprehensive loss	(367)	(424)

Total stockholders' equity	4,731	4,321

	$25,648	$25,910

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In Thousands Except Share Data)

(Unaudited)

	For the three months ended October 31
	2001	2000
Net sales	$8,536	$9,893
Cost of sales	5,558	6,643

Gross profit	2,978	3,250

Operating expenses:
Selling, general and administrative	1,893	2,308
Research, development and engineering	420	402
Amortization of intangibles	95	112

	2,408	2,822

Earnings from operations	570	428
Interest expense	(277)	(448)
Other income, net	60	4

Earnings before income tax expense	353	(16)
Income tax expense	—	(43)

NET INCOME (LOSS)	$353	$(59)

Earnings (loss) per common and common equivalent share-basic	$0.10	$(0.02)

Earnings (loss) per common and common equivalent share-diluted	$0.10	$(0.02)

Weighted average shares outstanding-basic	3,579,935	3,547,123

Weighted average shares outstanding-diluted	3,579,935	3,547,123

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands Except Share Data)

(Unaudited)

	For the three months ended October 31
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$353	$(59)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	293	456
Deferred lease cost	(61)	(52)
Deferred income taxes	—	(27)
Changes in operating assets and liabilities:
Trade accounts receivable	60	48
Inventories	(78)	(295)
Other current assets	228	35
Accounts payable	360	320
Accrued liabilities and customer advances	(741)	(170)

Net cash provided by operating activities	414	256

Cash flows from investing activities:
Change in intangibles and other assets	1	(10)
Purchase of property and equipment	(35)	(66)

Net cash used in investing activities	(34)	(76)

Cash flows from financing activities:
Net borrowings on line of credit	114	441
Payments on long-term debt	(344)	(343)

Net cash provided by (used in) financing activities	(230)	98

Effect of translation adjustments on cash	32	(123)

Net increase in cash	182	155
Cash at beginning of period	380	112

Cash at end of period	$562	$267

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Condensed Notes to Consolidated Financial Statements

(In Thousands Except Share Data)

(Unaudited)

Note 1.  Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at October 31, 2001 and the results of operations for the three months ended October 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2002. This Form 10-Q should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2001.

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net income of $353 for the three months ended October 31, 2001 and incurred a net loss of $(7,128) for the year ended July 31, 2001. The Company also has a working capital deficit of $(4,594) as of October 31, 2001 and continues to be in default of certain debt covenants with its bank.

Management has taken steps to revise its operations and financial performance as described more fully in Note 6 concerning Restructuring Charges. The Company is also in the process of attempting to renew its bank credit agreement and has signed a term sheet (see Note 4). Renewal of the credit agreement is subject to final approval by the bank. There is no assurance that the bank agreement will be renewed. The Company's ability to continue operations is dependent upon its ability to maintain adequate financing and the success of future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.  Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	October 31, 2001	July 31, 2001
	(Unaudited)
Raw Materials	$3,945	$4,354
Work in Process	1,437	977
Finished Goods	4,469	4,427

	9,851	9,758
Less reserve for excess and obsolete inventories	(1,189)	(1,174)

	$8,662	$8,584

Note 3.  Segment Information

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2001:
Net sales	$6,681	$1,855	$8,536
Cost of sales	4,558	1,000	5,558

Gross profit	2,123	855	2,978
Gross profit %	32%	46%	35%
Operating expenses	1,767	641	2,408

Earnings from operations	356	214	570
Interest expense			(277)
Other income, net			60

Net income			$353

Assets	$20,314	$5,334	$25,648

Three months ended October 31, 2000:
Net sales	$7,760	$2,133	$9,893
Cost of sales	5,441	1,202	6,643

Gross profit	2,319	931	3,250
Gross profit %	30%	44%	33%
Operating expenses	2,145	677	2,822

Earnings from operations	174	254	428
Interest expense			(448)
Other income, net			4

Net loss before income tax expense			(16)
Income tax expense			(43)

Net loss			$(59)

Assets	$26,934	$6,264	$33,198

Note 4.  Debt

Current maturities of long term debt were $14,284 as of October 31, 2001 and consisted of $1,701 owed on the Company's European line of credit, the entire balance of the Company's U.S. term note of $5,628, and the entire balance of the Company's U.S. revolving line of credit of $6,955.

As of October 31, 2001, the Company was in default of certain of its debt covenants, which required that all long-term debt be classified as current obligations. The Company continues to make the scheduled principal and interest payments under the credit agreement.

On November 9, 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The Company's lender has no obligation with respect to its term sheet as it has not received all approvals required by the lender. The proposed terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line would be interest only with principal due November 30, 2002. The new credit agreement would provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note would be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable would be reduced to $66 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes would be secured by substantially all of the Company's assets and would be cross-collateralized and cross-defaulted. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet.

Note 5.  Comprehensive Income/Loss

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the Company's comprehensive income for the three months ended October 31, 2001 was $410 and the comprehensive loss for three months ended October 31, 2000 was $(182), vs. reported net income of $353 and net loss of $(59) for those same periods.

Note 6.  Restructuring Charge

During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company's Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A restructuring charge of $3,480 was recorded as of April 30, 2001. The restructuring charge was increased by $364 in the fourth quarter ended July 31, 2001 to accrue for additional disposition of fixed assets and employee severance costs arising from management's decision to further utilize offshore manufacturing sources. The components of the restructuring charge were as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168
Abandoned facilities costs, primarily lease payments	1,225
Employee termination costs	379
Other	72

Total restructuring charge	$3,844

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

As of October 31, 2001, the Company had completed the transfer of all customer service, metal goods manufacturing, engineering and accounting functions from the Cumberland, Maryland facility to the Tustin, California facility. The consolidation of the SI/Allegany business unit is expected to be completed by January 31, 2002. Also, initial orders have been placed to offshore manufacturing sources, and these sources are expected to be operating at full capacity by April 30, 2002. Finally, the Company is negotiating with its landlord for an early termination of the Tustin facility lease, and has begun the process of identifying a suitable new facility. This process is expected to be completed by April 30,2002. As of October 31, 2001, the Company has a remaining accrual of $953 attributable to the restructuring.

Note 7.  Income Tax Expense

For the quarter ended October 31, 2001, no income tax expense was recognized because of the 100% valuation allowance related to the Company's deferred tax assets.

Note 8.  Basic and Diluted Earnings (Loss) Per Common and Common Equivalent Share

For the three months ended October 31, 2001, there was no effect of dilutive securities on earnings (loss) per common and common equivalent share. For the three months ended October 31, 2000, the effect of dilutive securities on earnings (loss) per common and common equivalent share was anti-dilutive.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        (Dollars in Thousands)

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

Results of Operations

Sales

  Net sales decreased by 14% to $8,536 for the quarter ended October 31, 2001 from $9,893 for the same period in the prior fiscal year. The decrease in sales is primarily attributable to continuation of the global manufacturing recession's impact on capital equipment markets. The decline was similar across all product lines in all business units.

Gross Profit

  As a result of the lower sales volume noted above, gross profit in the first quarter decreased by 8% to $2,978 when compared to the gross profit reported for the same period in the prior fiscal year of $3,250. Gross profit as a percentage of sales was 35% in this year's first quarter, as compared to 33% for the same period of the prior fiscal year. The gross profit decrease resulting from the lower sales volume was partially offset by the initial benefits of the cost reductions and outsourcing of manufacturing in the Company's restructuring plan.

Selling, General and Administrative Expenses

  SG & A expenses decreased 18% to $1,893 in the quarter October 31, 2001 as compared to $2,308 for the same period in the prior fiscal year. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's restructuring plan. Lower sales volumes also contributed to lower selling expenses during both periods by reducing commissions. SG & A as a percentage of sales remained consistent.

Research, Development and Engineering Expenses

  RD & E expenditures increased by 4% to $420 for the quarter ended October 31 2001, as compared to $402 for the same period in the prior fiscal year. Engineering support of outsourcing activities and certain new product development projects required the Company to maintain RD&E staffing and expense at similar levels year over year.

Interest Expense

  For the three months ended October 31, 2001, lower interest rates helped decrease interest expense to $277 as compared to $448 for the same period in the prior fiscal year.

Income Tax Expense

  Income tax expense for the three months ended October 31, 2001 was $0 and $43 due to fluctuations in pretax income. The effective tax rate for the Company in all periods differs from the U.S. federal corporate income tax rate, primarily due to the impact of non-deductible intangible asset amortization, state income taxes and valuation allowances related to deferred tax assets.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At October 31, 2001 the Company's cash position was $562 compared to $380 at July 31, 2001. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital improved to a deficit of $(4,594) at October 31, 2001 from a deficit of $(5,177) at July 31, 2001. This significant deficit in working capital was principally caused by the Company's violation of certain of its debt covenants at October 31, 2001 and July 31, 2001, which required that all long-term debt be classified as current obligations.

The Company's existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the three months ended October 31, 2001 was $414 as compared with $256 for the same period in the prior fiscal year.

The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $200 in fiscal 2002 as compared to $306 in fiscal 2001.

In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The Company's lender has no obligation with respect to its term sheet as it has not received all approvals required by the lender. The proposed terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line would be interest only with principal due November 30, 2002. The new credit agreement would provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note would be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable would be reduced to $66 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes would be secured by substantially all of the Company's assets and would be cross-collateralized and cross-defaulted. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet.

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

13

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.
	By:	/s/ RICK A. BEETS Rick A. Beets President and CEO

December 20, 2001		/s/ ANDREW M. FITE Andrew M. Fite Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SI TECHNOLOGIES, INC. Consolidated Balance Sheets (In Thousands Except Share Data)
SI TECHNOLOGIES, INC. Consolidated Statements of Operations (In Thousands Except Share Data) (Unaudited)
SI TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (In Thousands Except Share Data) (Unaudited)
SI TECHNOLOGIES, INC. Condensed Notes to Consolidated Financial Statements (In Thousands Except Share Data) (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
Item 6— Exhibits and Reports on Form 8-K
Signatures