Form 10-Q
period 2002-01-31
SI TECHNOLOGIES INC
filed 2002-03-18
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended January 31, 2002

Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (IRS Employer Identification Number)
14192 Franklin Avenue, Tustin, California (Address of principal executive offices)	92780 (Zip Code)

714-505-6483
(FAX 714-505-6484)
Registrant's telephone number, including area code

SAME
(Former name, former address and former fiscal year, if changed since last report.)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

        Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date. 3,579,935 shares of Common Stock, par value $.01 on March 13, 2002.

ITEM 1.  Financial Statements

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In Thousands Except Share Data)

	January 31, 2002	July 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$321	$380
Trade accounts receivable, less allowance for doubtful accounts of $285 and $289 respectively	5,350	5,980
Inventories, net	9,361	8,584
Other current assets	818	899

Total current assets	15,850	15,843
Property and equipment, net	2,344	2,655
Intangible assets, net	7,008	7,175
Other assets	209	237

	$25,411	$25,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	9,078	14,514
Accounts payable	4,243	3,249
Customer advances	57	70
Accrued liabilities	2,278	3,187

Total current liabilities	15,656	21,020
Long term debt, less current maturities	4,495	—
Other liabilities	443	569
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.01 per share; authorized 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,579,935 issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Accumulated deficit	(5,149)	(5,668)
Accumulated other comprehensive loss	(447)	(424)

Total stockholders' equity	4,817	4,321

	$25,411	$25,910

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In Thousands Except Share Data)

(Unaudited)

	For the Three Months Ended January 31		For the Six Months Ended January 31
	2002	2001	2002	2001
Net sales	$8,014	$9,622	$16,551	$19,515
Cost of sales	5,231	6,234	10,790	12,877

Gross profit	2,783	3,388	5,761	6,638

Operating expenses:
Selling, general and administrative	1,950	2,321	3,843	4,629
Research, development and engineering	302	397	722	799
Amortization of intangibles	90	114	185	226

	2,342	2,832	4,750	5,654

Earnings from operations	441	556	1,011	984
Interest expense	(212)	(424)	(489)	(872)
Other expense	(63)	(5)	(3)	(1)

Earnings before income tax expense	166	127	519	111
Income tax expense	—	(108)	—	(151)

NET INCOME (LOSS)	$166	$19	$519	$(40)

Earnings (loss) per common and common equivalent share—basic	$0.05	$0.01	$0.15	$(0.01)

Earnings (loss) per common and common equivalent share—diluted	$0.05	$0.01	$0.15	$(0.01)

Weighted average shares outstanding—basic	3,579,935	3,547,123	3,579,935	3,547,123

Weighted average shares outstanding—diluted	3,584,471	3,547,123	3,581,990	3,547,123

See condensed notes to consolidated financial statements.

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands Except Share Data)

(Unaudited)

	For the Six Months Ended January 31
	2002	2001
Cash flows from operating activities:
Net income (loss)	$519	$(40)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	573	806
Deferred lease cost	(126)	(102)
Changes in operating assets and liabilities:
Trade accounts receivable and unbilled revenue	467	(427)
Inventories	(777)	(1,385)
Other current assets	244	57
Accounts payable	994	756
Accrued liabilities and customer advances	(922)	(135)

Net cash provided by (used in) operating activities	972	(470)

Cash flows from investing activities:
Change in intangibles and other assets	2	(129)
Purchase of property and equipment	(82)	(203)

Net cash used in investing activities	(80)	(332)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(252)	1,713
Payments on long-term debt	(689)	(815)

Net cash provided by (used in) financing activities	(941)	898

Effect of translation adjustments on cash	(10)	(25)

Net increase (decrease) in cash	(59)	71
Cash at beginning of period	380	112

Cash at end of period	$321	$183

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$509	$660
Income taxes	$—	$—

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Condensed Notes to Consolidated Financial Statements

(In Thousands Except Share Data)

(Unaudited)

Note 1.    Financial Statements

        The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at January 31, 2002 and the results of operations for the three and six months ended January 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2002. This Form 10-Q should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2001.

        The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net income of $519 for the six months ended January 31, 2002 and incurred a net loss of $(7,128) for the year ended July 31, 2001. The Company also has working capital of $194 as of January 31, 2002 compared to a deficit of $(5,177) as of July 31, 2001.

        Management has taken steps to revise its operations and financial performance as described more fully in Note 6 concerning Restructuring Charges. The Company has also signed a term sheet (see Note 4) to amend its bank credit agreement, which has been formally approved by the bank. The Company's ability to continue operations is dependent upon the success of future operations.

Note 2.    Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

	January 31, 2002	July 31, 2001
	(Unaudited)
Raw Materials	$5,405	$4,354
Work in Progress	1,333	977
Finished Goods	3,748	4,427

	10,486	9,758
Less reserve for excess and obsolete inventories	(1,125)	(1,174)

	$9,361	$8,584

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2002:
Net sales	$6,021	$1,993	$8,014
Cost of sales	4,029	1,202	5,231

Gross profit	1,992	791	2,783
Gross profit %	33%	40%	35%
Operating expenses	1,702	640	2,342

Operating profit	290	151	441
Interest expense			(212)
Other expense			(63)

Net income			$166

Assets	$20,103	$5,308	$25,411

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2001:
Net sales	$7,396	$2,226	$9,622
Cost of sales	5,018	1,216	6,234

Gross profit	2,378	1,010	3,388
Gross profit %	32%	45%	35%
Operating expenses	2,104	728	2,832

Operating profit	274	282	556
Interest expense			(424)
Other expense			(5)

Earnings before income tax expense			127
Income tax expense			(108)

Net income			$19

Assets	$28,212	$6,067	$34,279

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2002:
Net sales	$12,703	$3,848	$16,551
Cost of sales	8,588	2,202	10,790

Gross profit	4,115	1,646	5,761
Gross profit %	32%	43%	35%
Operating expenses	3,469	1,281	4,750

Operating profit	646	365	1,011
Interest expense			(489)
Other expense			(3)

Net income			$519

Assets	$20,103	$5,308	$25,411

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2001:
Net sales	$15,156	$4,359	$19,515
Cost of sales	10,459	2,418	12,877

Gross profit	4,697	1,941	6,638
Gross profit %	31%	45%	34%
Operating expenses	4,249	1,405	5,654

Operating profit	448	536	984
Interest expense			(872)
Other expense, net			(1)

Earnings before income tax expense			111
Income tax expense			(151)

Net loss			$(40)

Assets	$28,212	$6,067	$34,279

Note 4.    Debt

        In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The term sheet was formally approved by the lender in March 2002. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will be interest only with principal due November 30, 2002. The new credit agreement will provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note will be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable will be reduced to $66 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes will be secured by substantially all of the Company's assets and will be cross-collateralized and cross-defaulted. The Company will be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth, fixed charge coverage, annual capital expenditures and may not pay any cash dividends under terms of the term sheet. The Company was in compliance with all covenants of the term sheet at January 31, 2002. The Company continues to make the scheduled principal and interest payments under the existing credit agreement until the amended credit agreement is finalized.

        The Company's European revolving line of credit for up to a maximum of $1,970 bears interest at 6.75% with interest only payable quarterly. The line is secured by certain of the Company's trade accounts receivable, inventories and equipment.

        Current maturities of long-term debt were $9,078 as of January 31, 2002 and consisted of $1,698 owed on the Company's European line of credit, $788 of the Company's U.S. $5,283 term note, and the entire balance of the Company's U.S. revolving line of credit of $6,592.

Note 5.    Comprehensive Income

        Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and are not significant. As a result of translation adjustments, the Company's comprehensive income (loss) for the three months ended January 31, 2002 and January 31, 2001 was $86 and ($54), respectively, vs. reported net income of $166 and $19 for those same periods. Additionally, the Company's comprehensive income (loss) for the six months ended January 31, 2002 and January 31, 2001 was $496 and ($236), respectively, vs. reported net income (loss) of $519 and ($40) for those same periods.

Note 6.    Restructuring Charge

        During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company's Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A restructuring charge of $3,480 was recorded as of April 30, 2001. The restructuring charge was increased by $364 in the fourth quarter ended July 31, 2001 to accrue for the additional disposition of fixed assets and employee severance costs arising from management's decision to further utilize offshore manufacturing sources. No additional charges have been recorded for the six months ended January 31, 2002. The components of the restructuring charge were as follows:

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

        As of January 31, 2002, the Company has completed the transfer of all operations from the Cumberland, Maryland facility to the Tustin, California facility as scheduled. Following the placement of initial orders in the past quarter, the Company's off-shore partners have begun regular shipment of production quantities of strategic components and parts. The Company continues to develop additional off-shore partners for the manufacture of selected components and parts, as well as engineering services. Finally, the Company continues the process of searching for a suitable sub-tenant for the existing facility. In previous reports the Company identified April 30, 2002 as an expected completion date for this facility change. However, given the current economic environment which has substantially weakened the local commercial real estate market, forecasting a reliable completion date at this time is not possible. As of January 31, 2002, the Company has a remaining accrual of $873 attributable to the restructuring. This balance is principally for lease payments on abandoned facilities.

Note 7.    Income Tax Expense

        The Company had net deferred tax assets of $1,915 at July 31, 2001. A valuation allowance of $1,915 was recorded as of July 31, 2001 due to the Company's continued tax losses and the degree of uncertainty surrounding the recovery of the deferred tax assets through future taxable income.

        For the three and six months ended January 31, 2002, no income tax expense was recognized because of the valuation allowance related to the Company's deferred tax assets.

Note 8.    Basic and Diluted Earnings (Loss) Per Common and Common Equivalent Share

        For the three months ended January 31, 2002 and 2001, respectively, and the six months ended January 31, 2002, there was no effect of dilutive securities on earnings per common and common equivalent share. For the six months ended January 31, 2001, the effect of dilutive securities on loss per common and common equivalent share was anti-dilutive.

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

Results of Operations

Sales

        Net sales decreased by 17% to $8,014 for the quarter ended January 31, 2002 and by 15% to $16,551 for the six months ended January 31, 2002, as compared to $9,622 and $19,515, respectively, for the same periods in the prior fiscal year. The decrease in sales is attributable to a continued weakening of the capital equipment markets, primarily in North America and Europe. While the Company believes it has maintained market share in its principal markets, comprised of forestry, waste, steel, aerospace, freight and general manufacturing, they are all impacted by the recession and accordingly have reduced spending on capital equipment.

Gross Profit

        As a result of the lower sales volume noted above, gross profit in the second quarter and the six months' year to date decreased by 18% to $2,783 and 13% to $5,761, when compared to the gross profit reported for the same periods in the prior fiscal year of $3,388 and $6,638, respectively. Gross profit as a percentage of sales was 35% in this year's second quarter and 35% year to date, which represented increases from the same periods of the prior fiscal year of 0% and 1%, respectively. The gross profit dollar decrease resulting from the lower sales volume was partially offset by the initial benefits of the cost reductions and outsourcing of manufacturing in the Company's restructuring plan.

Selling, General and Administrative Expenses

        SG & A expenses decreased approximately 16% to $1,950 in the quarter ended January 31, 2002 and approximately 17% to $3,843 in the six months ended January 31, 2002, as compared to $2,321 and $4,629 for the same periods last year. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's restructuring plan. Lower sales volumes also contributed to lower selling expenses during both periods by reducing commissions. SG & A as a percentage of sales remained consistent, and is expected to be maintained at approximately the same current percentage of sales levels in future periods.

Research, Development and Engineering Expenses

        RD & E expenditures decreased by 24% to $302 for the quarter ended January 31, 2002, as compared to $397 for the same period last year and by 10% to $722 for the six months ended January 31, 2002, when compared to $799 in the prior year. RD & E expense reductions are attributable to the consolidation of operations under the Company's restructuring plan. Due to the completion of consolidation activities in the second fiscal quarter, the Company expects future RD & E expenses to remain approximately flat in future periods.

Interest Expense

        For the three months and six months ended January 31, 2002, lower interest rates helped decrease interest expense to $212 and $489, respectively, as compared to $424 and $872 for the same periods in the prior fiscal year.

Income Tax Expense

        Income tax expense for the three and six months ended January 31, 2001 was $0 and $0, compared to $108 and $151 for the same periods in the prior year. The effective tax rate for the Company in all periods differs from the U.S. federal corporate income tax rate, primarily due to the impact of non-deductible intangible asset amortization, state income taxes and valuation allowances related to deferred tax assets.

Inflation

        Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

        In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The term sheet was formally approved by the lender in March 2002. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will be interest only with principal due November 30, 2002. The new credit agreement will provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note will be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable will be reduced to $66 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes will be secured by substantially all of the Company's assets and will be cross-collateralized and cross-defaulted. The Company will be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth, fixed charge coverage, annual capital expenditures and may not pay any cash dividends under terms of the term sheet. The Company was in compliance with all covenants of the term sheet at January 31, 2002.

        At January 31, 2002 the Company's cash position was $321 compared to $380 at July 31, 2001. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital improved to $194 at January 31, 2002 from a deficit of $(5,177) at July 31, 2001. The significant improvement in working capital is due principally to the Company's compliance with the covenants of the term sheet, which allows a portion of the long-term debt to be classified as a long-term obligation. The significant deficit in working capital at July 31, 2001 was principally caused by the Company's violation of certain of its debt covenants, which required that all long-term debt be classified as current obligations.

        The Company's existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the six months ended January 31, 2002 was $972 as compared with ($470) for the same period in the prior fiscal year.

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

Part II.  Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)
The annual meeting of shareholders was held January 17, 2002 at the Company's headquarters in Tustin, California. At the annual meeting the shareholders elected the directors as nominated.

Director	For	Withheld
Edward A. Alkire	3,097,206	18,899
Rick A. Beets	3,096,156	19,949
Ralph Crump	3,097,856	18,249
S. Scott Crump	3,097,756	18,349
Bryant Riley	3,097,856	18,249
D. Dean Spatz	3,097,756	23,899
Heinz Zweipfennig	3,097,856	18,249

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

SI TECHNOLOGIES, INC.

	By:	/s/ RICK A. BEETS Rick A. Beets President and CEO

March 18, 2002		/s/ ANDREW M. FITE Andrew M. Fite Chief Financial Officer

QuickLinks

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
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
Signatures