Form 10-Q
period 2002-04-30
SI TECHNOLOGIES INC
filed 2002-06-14
CIK 719582

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended April 30, 2002

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

        Indicate the number of shares outstanding of the issuer's common stock as of the latest practicable date. 3,579,935 shares of Common Stock, par value $.01 on June 12, 2002, 2002.

ITEM 1. FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In Thousands Except Share Data)

	April 30, 2002	July 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$489	$380
Trade accounts receivable, less allowance for doubtful accounts of $306 and $289 respectively	5,526	5,980
Inventories, net	9,967	8,584
Other current assets	591	899

Total current assets	16,573	15,843
Property and equipment, net	2,223	2,655
Intangible assets, net	6,943	7,175
Other assets	198	237

	$25,937	$25,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$10,143	$14,514
Accounts payable	3,647	3,249
Customer advances	29	70
Accrued liabilities	2,399	3,187

Total current liabilities	16,218	21,020
Long term debt, less current maturities	4,216	—
Other liabilities	425	569
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, par value $0.01 per share; authorized 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,579,935 issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Accumulated deficit	(4,952)	(5,668)
Accumulated other comprehensive loss	(383)	(424)

Total stockholders' equity	5,078	4,321

	$25,937	$25,910

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In Thousands Except Share Data)
(Unaudited)

	For the three months ended April 30		For the nine months ended April 30
	2002	2001	2002	2001
Net sales	$7,759	$8,377	$24,310	$27,892
Cost of sales	5,068	5,728	15,858	18,605

Gross profit	2,691	2,649	8,452	9,287

Operating expenses:
Selling, general and administrative	1,919	2,278	5,762	6,907
Research, development and engineering	289	426	1,011	1,225
Amortization of intangibles	90	112	275	338
Restructuring charge	—	3,480	—	3,480
Goodwill impairment loss	—	2,000	—	2,000

	2,298	8,296	7,048	13,950

Earnings (loss) from operations	393	(5,647)	1,404	(4,663)
Interest expense	(201)	(377)	(690)	(1,249)
Other income	57	28	54	27

Earnings (loss) before income tax (expense) benefit	249	(5,996)	768	(5,885)
Income tax (expense) benefit	(52)	506	(52)	355

NET INCOME (LOSS)	$197	$(5,490)	$716	$(5,530)

Earnings (loss) per common and common equivalent share-basic	$0.05	$(1.55)	$0.20	$(1.56)

Earnings (loss) per common and common equivalent share-diluted	$0.05	$(1.55)	$0.20	$(1.56)

Weighted average shares outstanding-basic	3,579,935	3,547,123	3,579,935	3,547,123

Weighted average shares outstanding-diluted	3,595,707	3,547,123	3,589,333	3,547,123

See condensed notes to consolidated financial statements.

SI TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In Thousands Except Share Data)
(Unaudited)

	For the nine months ended April 30
	2002	2001
Cash flows from operating activities:
Net income (loss)	$716	$(5,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charge	—	3,480
Goodwill impairment loss	—	2,000
Depreciation and amortization	842	1,237
Deferred lease cost	(144)	(154)
Deferred income taxes	—	(468)
Changes in operating assets and liabilities:
Trade accounts receivable	378	865
Inventories	(1,383)	(1,227)
Other current assets	384	(87)
Accounts payable	398	435
Accrued liabilities and customer advances	(830)	(74)

Net cash provided by operating activities	361	477

Cash flows from investing activities:
Change in intangibles and other assets	—	(213)
Purchase of property and equipment	(108)	(237)

Net cash used in investing activities	(108)	(450)

Cash flows from financing activities:
Net borrowings on line of credit	879	1,686
Payments on long-term debt	(1,034)	(1,160)

Net cash provided by (used in) financing activities	(155)	526

Effect of exchange rate changes on cash	11	(61)

Net increase in cash	109	492
Cash at beginning of period	380	112

Cash at end of period	$489	$604

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$650	$1,124
Income taxes	$—	$—

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Condensed Notes to Consolidated Financial Statements
(In Thousands Except Share Data)
(Unaudited)

Note 1. Financial Statements

        The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at April 30, 2002 and the results of operations for the three and nine months ended April 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2002. This Form 10-Q should be read in conjunction with the Company's Annual Report and Form 10-KSB for the year ended July 31, 2001.

        The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net income of $716 for the nine months ended April 30, 2002 and incurred a net loss of $(7,128) for the year ended July 31, 2001. The Company also has working capital of $355 as of April 30, 2002 compared to a deficit of $(5,177) as of July 31, 2001.

        Management has taken steps to revise its operations and financial performance as described more fully in Note 8 concerning Restructuring Charges. The Company has also signed a term sheet (see Note 6) to amend its bank credit agreement, which has been formally approved by the bank. The Company's ability to continue operations is dependent upon the success of future operations.

Note 2. Significant Accounting Policies

Revenue Recognition

        The Company satisfies the four criteria of SEC Staff Accounting Bulletin No. 101 by recognizing revenue only when all of the four following criteria are met: 1) Persuasive evidence of an arrangement exists, usually in the form of a written purchase order; 2) Delivery has occurred (or a shipment has been made, depending upon the terms of the purchase order) or services have been rendered; 3) The Company's price to the buyer is fixed or determinable, usually evidenced by a written purchase order; and 4) Collectibility is reasonably assured, based on credit evaluation and history with the customer.

        Additionally, on long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated cost to complete is based on the budget, incurred cost, risk assessment of the cost, and is then adjusted for normal/historical variance of project actual versus budget. Estimated losses are recorded in total when they become evident. Such billings are generally made and collected in the subsequent year.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Uncompleted contracts are included in inventory at the accumulated cost of each contract not in excess of realizable value. The reserve for excess and obsolete inventory is evaluated based on historical usage, as well as other strategic factors such as criticality to production and long lead time items.

Note 3. Recent Accounting Pronouncements

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

        The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under its current method until July 31, 2002. Effective August 1, 2002, annual and quarterly goodwill amortization of $320 and $80 and annual and quarterly amortization of $28 and $7 relating to intangible assets with indefinite lives will no longer be recognized. By October 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of August 1, 2002. By October 31, 2002 the Company will also have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended October 31, 2002, as a cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving previous implementation issues under the old literature. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

Note 4. Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

	April 30, 2002	July 31, 2001
	(Unaudited)
Raw Materials	$5,237	$4,354
Work in Progress	1,033	977
Finished Goods	4,568	4,427

	10,838	9,758
Less reserve for excess and obsolete inventories	(871)	(1,174)

	$9,967	$8,584

Note 5. Segment Information

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended April 30, 2002:
Net sales	$6,097	$1,662	$7,759
Cost of sales	4,116	952	5,068

Gross profit	1,981	710	2,691
Gross profit %	32%	43%	35%
Operating expenses	1,697	601	2,298

Operating profit	284	109	393
Interest expense			(201)
Other income			57

Earnings before income tax expense			249
Income tax expense			(52)

Net income			$197

Assets	$21,012	$4,925	$25,937

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended April 30, 2001:
Net sales	$6,494	$1,883	$8,377
Cost of sales	4,671	1,057	5,728

Gross profit	1,823	826	2,649
Gross profit %	28%	44%	32%
Operating expenses	7,676	620	8,296

Operating profit (loss)	(5,853)	206	(5,647)
Interest expense			(377)
Other income			28

Loss before income tax benefit			(5,996)
Income tax benefit			506

Net loss			$(5,490)

Assets	$23,551	$5,735	$29,286

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended April 30, 2002:
Net sales	$18,801	$5,509	$24,310
Cost of sales	12,704	3,154	15,858

Gross profit	6,097	2,355	8,452
Gross profit %	32%	43%	35%
Operating expenses	5,167	1,881	7,048

Operating profit	930	474	1,404
Interest expense			(690)
Other income			54

Earnings before income tax expense			768
Income tax expense			(52)

Net income			$716

Assets	$21,012	$4,925	$25,937

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended April 30, 2001:
Net sales	$21,650	$6,242	$27,892
Cost of sales	15,130	3,475	18,605

Gross profit	6,520	2,767	9,287
Gross profit %	30%	44%	33%
Operating expenses	11,925	2,025	13,950

Operating profit (loss)	(5,405)	742	(4,663)
Interest expense			(1,249)
Other income			27

Loss before income tax benefit			(5,885)
Income tax benefit			355

Net loss			$(5,530)

Assets	$23,551	$5,735	$29,286

Note 6. Debt

        In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The term sheet was formally approved by the lender in March 2002, and the amended credit agreement is expected to be finalized in July 2002. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will be interest only with principal due November 30, 2002. Borrowings outstanding under the line of credit at April 30, 2002 were $7,461.

        The new credit agreement will provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note will be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable of $4,938 will be reduced to $60 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes will be secured by substantially all of the Company's assets and will be cross-collateralized and cross-defaulted. The Company will be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth, fixed charge coverage, annual capital expenditures and may not pay any cash dividends under terms of the term sheet. The Company was in compliance with all covenants of the term sheet at April 30, 2002. The Company continues to make the scheduled principal and interest payments under the existing credit agreement until the amended credit agreement is finalized.

        The Company's European revolving line of credit for up to a maximum of $1,970 bears interest at 6.75% with interest only payable quarterly. The line is secured by certain of the Company's trade accounts receivable, inventories and equipment. Borrowings outstanding under the line of credit at April 30, 2002 were $1,960.

        Current maturities of long-term debt were $10,143 as of April 30, 2002 and consisted of $1,960 owed on the Company's European line of credit, $722 of the Company's U.S. term note, and the entire balance of the Company's U.S. revolving line of credit of $7,461.

Note 7. Comprehensive Income

        Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders' equity. Transaction gains and losses are included in income and are not significant. As a result of translation adjustments, the Company's comprehensive income (loss) for the three months ended April 30, 2002 and April 30, 2001 was $261 and ($5,567), respectively, vs. reported net income (loss) of $197 and $(5,490) for those same periods. Additionally, the Company's comprehensive income (loss) for the nine months ended April 30, 2002 and April 30, 2001 was $757 and ($5,803), respectively, vs. reported net income (loss) of $716 and ($5,530) for those same periods.

Note 8. Restructuring Charge

        During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company's Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company's key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation's higher volume products. A restructuring charge of $3,480 was recorded as of April 30, 2001. The restructuring charge was increased by $364 in the fourth quarter ended July 31, 2001 to accrue for the additional disposition of fixed assets and employee severance costs arising from management's decision to further utilize offshore manufacturing sources. No additional charges have been recorded for the nine months ended April 30, 2002. The components of the restructuring charge were as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168
Abandoned facilities costs, primarily lease payments	1,225
Employee termination costs	379
Other	72

Total restructuring charge	$3,844

        The Company has substantially completed implementation of the restructuring plan as of April 30, 2002. The initial financial benefits of plan implementation have been partially offset by certain incremental expenses that were not included in the restructuring charge. These expenses included production inefficiencies in operations being transitioned, employee travel, relocation and training expense, and expenditures for software and professional services related to integrating information systems.

        As of April 30, 2002, the Company has completed the transfer of all operations from the Cumberland, Maryland facility to the Tustin, California facility as scheduled. The Company's off-shore partners have begun regular shipment of production quantities of strategic components and parts. The Company continues to develop additional off-shore partners for the manufacture of selected components and parts, as well as engineering services. Finally, the Company continues the process of searching for a suitable sub-tenant for the existing facility. In previous reports the Company identified April 30, 2002 as an expected completion date for this facility change. However, given the current economic environment which has substantially weakened the local commercial real estate market, forecasting a reliable completion date at this time is not possible. As of April 30, 2002, the Company has a remaining accrual of $816 attributable to the restructuring, of which $775 is for lease payments on abandoned facilities.

Note 9. Income Tax Expense

        The Company had net deferred tax assets of $1,915 at July 31, 2001. A valuation allowance of $1,915 was recorded as of July 31, 2001 due to the Company's continued tax losses and the degree of uncertainty surrounding the recovery of the deferred tax assets through future taxable income.

        For the three and nine months ended April 30, 2002, no income tax expense was recognized domestically because of the valuation allowance related to the Company's deferred tax assets. All income tax expense for the three and nine months ended April 30, 2002 is related to the Company's foreign operations.

Note 10. Basic and Diluted Earnings (Loss) Per Common and Common Equivalent Share

        For the three and nine months ended April 30, 2002, there was no effect of dilutive securities on earnings per common and common equivalent share. For the three and nine months ended April 30, 2001, the effect of dilutive securities on loss per common and common equivalent share was anti-dilutive.

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

Results of Operations

Sales

        Net sales decreased by 7% to $7,759 for the quarter ended April 30, 2002 and by 13% to $24,310 for the nine months ended April 30, 2002, as compared to $8,377 and $27,892, respectively, for the same periods in the prior fiscal year. The decrease in sales is attributable to a continued weakening of the capital equipment markets, primarily in North America and Europe. While the Company believes it has maintained market share in its principal markets, comprised of forestry, waste, steel, aerospace, freight and general manufacturing, they are all impacted by the recession and accordingly have reduced spending on capital equipment.

Gross Profit

        Gross profit in the third quarter and the nine months' year to date increased by 2% to $2,691 and decreased 9% to $8,452, when compared to the gross profit reported for the same periods in the prior fiscal year of $2,649 and $9,287, respectively. Gross profit as a percentage of sales was 35% in this year's third quarter and 35% year to date, which represented increases from the same periods of the prior fiscal year of 3% and 2%, respectively. Lower sales volume was offset by the benefits of the cost reductions and outsourcing of manufacturing in the Company's restructuring plan, as well as reductions in the reserve for excess and obsolete inventories due to quantity decreases in inventory items previously reserved. These factors have resulted in higher gross profit percentages in the current fiscal year. The offsets were greater than the sales volume decrease in the third quarter resulting in a gross profit dollar increase, but the offsets were less than the sales volume decrease in the nine months' year to date resulting in a gross profit dollar decrease.

        Gross inventory increased by 11%, or $1,080 for the nine months ended April 30, 2002. The principal reason for this increase is the significant products received from the Company's off-shore manufacturing partners as a result of the restructuring plan. These products were necessary to ensure the smooth transition of production availability. Management has adjusted future purchases now that the production transition has been substantially completed and expects gross inventory to decrease in future periods.

Selling, General and Administrative Expenses

        SG & A expenses decreased approximately 16% to $1,919 in the quarter ended April 30, 2002 and approximately 17% to $5,762 in the nine months ended April 30, 2002, as compared to $2,278 and $6,907 for the same periods last year. SG & A expense reductions are primarily the result of integrating sales and administrative organizations in connection with the Company's restructuring plan. Lower sales volumes also contributed to lower selling expenses during both periods by reducing commissions. SG & A as a percentage of sales decreased by 2% and 1% for the three and nine months ended April 30, 2002, and is expected to be maintained at approximately the same current percentage of sales levels in future periods.

Research, Development and Engineering Expenses

        RD & E expenditures decreased by 32% to $289 for the quarter ended April 30, 2002, as compared to $426 for the same period last year and by 17% to $1,011 for the nine months ended April 30, 2002, when compared to $1,225 in the prior year. RD & E expense reductions are attributable to the consolidation of operations under the Company's restructuring plan. The Company expects future RD & E expenses to remain approximately flat in future periods.

Interest Expense

        For the three months and nine months ended April 30, 2002, lower interest rates helped decrease interest expense to $201 and $690, respectively, as compared to $377 and $1,249 for the same periods in the prior fiscal year.

Income Tax Expense

        Income tax expense for the three and nine months ended April 30, 2002 was $52 and $52, compared to an income tax benefit of $506 and $355 for the same periods in the prior year. The effective tax rate for the Company in all periods differs from the U.S. federal corporate income tax rate, primarily due to the impact of non-deductible intangible asset amortization, state income taxes and valuation allowances related to deferred tax assets.

Inflation

        Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

        In November 2001, the Company signed a term sheet to amend its principal credit agreement with its bank. The term sheet was formally approved by the lender in March 2002, and the amended credit agreement is expected to be finalized in July 2002. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will be interest only with principal due November 30, 2002. Borrowings outstanding under the line of credit at April 30, 2002 were $7,461.

        The new credit agreement will provide a new term note for $1,500 with interest at prime plus 3.25%. Monthly payments on the new term note will be $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable of $4,938 will be reduced to $60 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes will be secured by substantially all of the Company's assets and will be cross-collateralized and cross-defaulted. The Company will be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth, fixed charge coverage, annual capital expenditures and may not pay any cash dividends under terms of the term sheet. The Company was in compliance with all covenants of the term sheet at April 30, 2002. The Company continues to make the scheduled principal and interest payments under the existing credit agreement until the amended credit agreement is finalized.

        At April 30, 2002 the Company's cash position was $489 compared to $380 at July 31, 2001. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company's line of credit. Working capital improved to $355 at April 30, 2002 from a deficit of $(5,177) at July 31, 2001. The significant improvement in working capital is due principally to the Company's compliance with the covenants of the term sheet, which allows a portion of the long-term debt to be classified as a long-term obligation. The significant working capital deficit at July 31, 2001 was principally caused by the Company's violation of certain of its debt covenants, which required that all long-term debt be classified as current obligations.

        The Company's existing capital resources consist of cash balances and funds available under its lines of credit, which are increased or decreased by cash provided by or used in operating activities. The Company had no amounts available under its lines of credit at April 30, 2002. Cash provided by operating activities for the nine months ended April 30, 2002 was $361 as compared with $477 for the same period in the prior fiscal year.

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

SI TECHNOLOGIES, INC.

	By:	/s/ RICK A. BEETS Rick A. Beets President and CEO

June 14, 2002		/s/ ANDREW M. FITE Andrew M. Fite Chief Financial Officer

QuickLinks

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
Part II. Other Information
Item 6— Exhibits and Reports on Form 8-K
Signatures