Form 10-K
period 2002-07-31
SI TECHNOLOGIES INC
filed 2002-11-04
CIK 719582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2002

Commission File Number 0-12370

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (I.R.S. Employer Identification Number)

14192 Franklin Avenue, Tustin, CA 92780
(Address of principal executive offices) (Zip Code)

714-505-6483
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g):

Common Stock, par value $.01 per share
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Issuer’s revenues for most recent fiscal year    $32,613,200

The number of shares outstanding of each of the issuer’s classes of common stock is 3,579,935

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,794,731 (as of October 21, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual meeting of Shareholders to be held on December 12, 2002 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

SI Technologies, Inc. and Subsidiaries (“SI” or the “Company”) is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Acquisitions over the past seven years have diversified the Company’s revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

Since 1996, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in selected segments of a $70 billion industrial measurement and automation industry.

The Company was incorporated in California on May 29, 1979 as IDEA, Invention, Design, Engineering Associates, Inc. and was reincorporated in Delaware on April 20, 1983. In February 1996, the Company changed its name to SI Technologies, Inc. The name SI Technologies serves to preserve a loyal customer following in the Company’s dynamic weighing systems business while at the same time representing the broader technologies and business interests of the Company.

The Company’s principal executive offices and headquarters are located at 14192 Franklin Avenue, Tustin, California. Headquarters communication information is as follows: telephone, 714-505-6483, fax, 714-505-6484, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.

Business Strategy

The Company aspires to become a leading provider of manufactured devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through product development and acquisition of complementary products as an industry integrator in the $70 billion industrial measurement and automation industry.

Operations Integration

SI believes its operations integration strategy will allow it to achieve greater efficiencies in acquired companies through elimination of redundant costs and by leveraging economies of scale in manufacturing operations, and procurement of materials and services.

Since 1996, SI Technologies has completed five acquisitions.

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

On-going Acquisition/Merger Activities

In pursuit of the Company’s growth strategy, management is continuously evaluating acquisition/merger opportunities with numerous companies. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth, and show potential for strong synergy with the Company’s technology, manufacturing operations and marketing and sales organization.

Products and Services

Industrial Measurement

The Company’s industrial sensor and control products consist of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. These devices, representing a core SI technology, are electromechanical components that convert a physical force to an electrical signal. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Commercially, the products are used for measurement, inspection and control. SI sensor and control products are principally used in electronic weighing equipment; batching, blending, mixing, fill-by-weight and product inspection operations and, machinery operation and control systems. SI controls/instrumentation is normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has been expanded to provide users with the ability to acquire, record in memory and download to management information systems operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

SI designs and manufactures dynamic and static electronic weighing equipment and systems for use in a wide array of industrial applications. As a result of the uniqueness of the Company’s combined sensor, weighing and automation system technologies, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load-handling structure, sensors and instrumentation. Many manufacturers of conventional scale systems manufacture only load-handling structures, outsourcing to industry suppliers their sensor and instrumentation requirements. The Company utilizes its expertise and manufacturing know-how in each of these critical components to competitive advantage and believes our broad expertise can be exploited through our acquisition/integration growth strategy.

Dynamic weighing systems are installed on transportation vehicles, material-handling equipment and in manufacturing process systems for weight measurement of goods and materials. Weight information generated by these systems has broad application including loading, transporting and delivery payload management; manufacturing process, inventory and quality control; and operations automation. Key products marketed under the AirScale, Allegany, Checkmate, Evergreen Weigh, Structural Instrumentation, RouteMan, SmartPin, The Logger, Trojan, and Tuffer trade names are dynamic “weigh-in-motion” and mobile on-board vehicle and material-handling equipment scales, pallet weighers, crane scales and engineered system scales. SI systems are available as standard products for use with most major original equipment manufacturer (OEM) trucks, trailers, forklifts, loaders, cranes and lifting devices. Products are marketed predominately to the agriculture, construction, forestry, foundry, freight, manufacturing, mining, steel, transportation and waste management industries.

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

The Company’s static weighing system product line consists of scales designed for numerous industrial and aviation weighing applications. Key products marketed under the trade names Air Guardian, Jet Weigh, Lodec, MTSERIES, Road Guardian, and Road Runner are permanent and portable axle scales, wheel-load weighers, canister load cell systems and heavy-capacity platform scales. Much like dynamic weighing systems, the static weighing systems have broad industrial application. Key markets in which these products enjoy significant market share include aggregate, aviation, construction, freight terminals, land remediation, mining and weight enforcement. Static weighing systems utilize the same technology as dynamic weighing systems; however, they are designed to weigh loads in a static or stationary mode.

Industrial Automation

SI’s industrial automation products consist of load handling, moving and positioning equipment and systems. These products often utilize highly specialized air-bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air-cushion devices that are used to “float” heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AeroCaster, AeroGo, AeroPallets, AeroPlanks and AirShuttle are the world leaders in practical and efficient methods of movement, transfer, location, rotation and alignment of materials and products weighing from several hundred pounds to more than 6,000 tons.

The Company’s industrial automation product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air-cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of engineered products. Engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.

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

Marketing and Sales

The Company’s products are marketed throughout the world primarily through 300 distributors and manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel, and subsidiary business unit marketing and sales operations, the Company maintains North American regional sales offices in California, Maryland, Michigan, North Carolina, Oregon, Washington and British Columbia, Canada; and European regional sales offices in France, Germany, the United Kingdom and the Netherlands. Company regional sales personnel assist distributors and representatives, make direct sales calls on potential customers in areas not covered by distribution, and support the Company’s direct major accounts.

The Company generates leads through a full complement of marketing practices, including advertisement in industry publications, direct-mail advertising, direct-fax advertising, trade show participation and telemarketing. Headquarters and subsidiary personnel initiate the Company’s sales process on all inquiries by providing the inquirer with information on Company products and services and qualifying the lead. After qualification, inquiries are either maintained in sales for follow-up by Company sales personnel and distribution, or dispatched to engineering for design, cost estimating and preparation of price quotations or bid packages.

Due to the Company’s mix of standard off-the-shelf products and custom-engineered products, the time period between initial inquiry, purchase order receipt and shipment varies widely. Standard product orders are normally shipped within one to three days of purchase order receipt at published prices and with trade terms of FOB factory and 30 days net. Engineered products and projects are subject to specific contract terms negotiated between the Company and customer. Typically, contract terms provide for progress payments, provision for change orders and, on longer-term projects, provision for inflation- based price adjustment. On certain projects, the Company provides complete site preparation, system installation, start-up and customer training services. In this capacity, from time to time, the Company serves as a contractor on a time and material basis.

Market Conditions and Competition

Market Conditions

Worldwide capital expenditures for industrial measurement and automation equipment and systems have averaged about $70 billion in recent years, with domestic spending accounting for approximately 30% of the total. Overall industry growth normally approximates inflation. Over the past eighteen months the Company believes the market and specifically key market sectors in which it does business has contracted due to the global manufacturing recession, which began in calendar year 2000. Beyond the current economic situation, the Company believes its unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry.

Product uniqueness (niche products) is a competitive advantage for SI. Manufacturers of conventional mature products competing for market share with non-differentiated products normally compete primarily on product price and availability. SI’s unique products such as dynamic weighing and air-bearing load-handling and factory automation systems frequently compete within the industry as substitute products or as an alternative means for meeting the customers’ needs. As a result of this high level of product differentiation and the application versatility of SI’s unique products, the Company believes demand for SI products is more elastic than demand for conventional products within the industry.

Market diversity is a growing competitive advantage for SI. Over the past few years, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company’s traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh cross-selling of products and integration of Company sales organizations have steadily increased market share in several markets including, aggregate, aviation, and construction industries. With the acquisition of AeroGo late in fiscal 1997, and the acquisitions of NV Technology, Allegany Technology and Revere Transducers in fiscal 1998, the Company has further expanded its market diversity and potential for revenue synergies. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 42% of inventory in finished goods. While the Company manufacturers the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

Competition

Competition in the industrial measurement and automation equipment and system industry is extremely fragmented with approximately 6,000 manufacturers and a greater number of distributors and service companies. To the Company’s knowledge, there are no competitors with the same product mix as SI. Direct competitors (competing head-to-head with similar products) normally compete on a single product line and are smaller and have less financial resources than SI. General industry-wide competitors (competing with alternative conventional products) range from very small, local companies to large, international companies with greater financial resources than SI.

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

Competition in the industrial sensor and control product line varies widely depending on customer type and application. Industry standard sensors sold directly to large industrial scale manufacturers compete primarily on price, quality and service. Standard and custom sensors sold to OEMs of other types of products and equipment, and to user customers in process industries, primarily compete on the supplier’s ability to provide engineering expertise and assistance, quality, and on-going customer support and service. Competitors range from small, local companies to large, international companies.

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

Significant Customers

Historically the Company’s primary customers have been transportation, agriculture, forestry, manufacturing, waste management and general industrial companies. Over the past few years, as a result of the Company’s growth strategy, the customer base has expanded to include the aviation/aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Carrier, Chrysler, Ford, Hyundai, Mettler-Toledo, Lockheed, Michelin, Mitsubishi, NASA, Siemens, and Thiokol.

While a significant portion of the Company’s annual revenues represent repeat business from its customers, no individual customer represents 10% or more of the Company’s revenues.

Acquisition History

Acquisition of Evergreen Weigh, Inc.

In April 1996, the Company acquired Evergreen Weigh, Inc. (Evergreen), a Washington corporation. Evergreen is a manufacturer of dynamic and static weighing systems. Evergreen’s primary products include weigh-in-motion on-board scales for material-handling equipment, axle scales and wheel-load weighers. Key markets served by Evergreen products include the aviation, heavy construction, mining, quarry and transportation industries. The acquisition of Evergreen expanded the Company’s product line and increased the number of markets in which the Company sells products. SI and Evergreen sales organizations merged into one integrated sales organization shortly after the acquisition.

Acquisition of AeroGo, Inc.

In July 1997 the Company acquired AeroGo, Inc., a Washington corporation. AeroGo is a world leader in the design and manufacture of load-handling, moving, positioning and factory automation equipment and systems. AeroGo products, utilizing both standard and highly specialized air bearing movement systems, are marketed chiefly to aviation/aerospace, automotive, construction, manufacturing, maritime and general industry. AeroGo’s factory automation expertise lies in the design and manufacturing of heavy load moving equipment, die carts, automated guided vehicle systems, transport skates, sideloaders, step conveyors and flexible manufacturing systems. The acquisition of AeroGo provided the Company with an entrance to the industrial automation industry.

Acquisition of NV Technology, Inc.

In February 1998, the Company acquired NV Technology, Inc. (NV), a Nevada corporation. The transaction, which was a tax-free merger, was accounted for as a pooling-of-interest. NV is a manufacturer of high-performance, stainless steel load cells and sensors. The addition of NV’s National Institute of Science & Technology (NIST) certified products expanded the Company’s business in legal-for-trade, weighing and process control applications.

Acquisition of Allegany Technology, Inc.

In July 1998, the Company acquired Allegany Technology, Inc. (Allegany), a Delaware corporation. Allegany is a leading designer and manufacturer of specialty load cells and sensors, industrial crane, and lift truck scales, along with billet weighing systems. Allegany’s unique billet weighing systems increase productivity and profitability in the steel and heavy metals industries. Other major markets for Allegany products include aerospace, distribution, manufacturing, transportation and warehousing. Allegany products expanded the Company’s strong position as a manufacturer of weighing products for niche markets.

Acquisition of Revere Transducers

In July 1998, the Company acquired Revere Transducers, Inc. and Revere Transducers Europe B.V. (Revere) from Harnischfeger Industries (NYSE-HPH). Revere is headquartered in Tustin, California, with operations in Tustin and Breda, the Netherlands. Revere is one of the four largest manufacturers of electronic weighing load cells, sensors and related devices in the industry, with worldwide market share estimated at 8%. In addition to a highly recognized brand name, the acquisition of Revere brought the Company new technology and manufacturing capability in the design and manufacture of proprietary strain gages and a manufacturing facility and marketing organization in Europe.

2001 Restructuring Plan

In the third quarter of 2001, the Company announced a Restructuring Plan to address a significant decline in sales brought about by the then nine-month old global manufacturing recession and to position the Company for improved profitability in the future. The plan announced was comprised of the three key components. First, was the consolidation of the SI/Allegany business unit and Revere Transducers, resulting in the closing of operations in Cumberland, Maryland. Second, the plan called for development of offshore manufacturing sources to reduce costs on certain high-volume, highly competitive load cells and sensors. The third component of the plan was for a downsizing of the Company’s Tustin, California, headquarters and manufacturing facility to a more appropriately sized facility in the same general area. In recognition of the expenses associated with this restructuring, the Company recorded a $3,844,000 charge in fiscal 2001 to cover expenses related to implementation of the plan and costs associated with elimination of fixed assets and employee severance. Key cost components of the plan include: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation’s higher volume products.

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

Through the end of 2002, the Company’s restructuring costs have approximated the Plan. The Company currently has readied the Maryland facility for sale or sublet, and is currently actively marketing it. The Company has completed implementation of the restructuring plan with the exception of relocating the Tustin operations to a new facility. The relocation will occur in September 2004 unless suitable sub-tenant arrangements can be negotiated before the termination of the lease at that time.

Goodwill Impairment

As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan noted above, the Company estimated the discounted future cash flows of the continuing products, and determined that almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a $2,000,000 charge for goodwill impairment was recorded in operating expenses for the quarter ended April 30, 2001.

Backlog

At July 31, 2002, the Company’s backlog was $4,286,000, compared with $4,536,000 on July 31, 2001. The Company’s backlog consists of written orders and commitments believed to be firm, approximately 90% of which is shippable in fiscal 2003. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company’s future performance.

Employees

At July 31, 2002, the Company employed 271 full time employees.

Sources of Supply

The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies.

Patents and Trademarks

The Company holds numerous patents on various force measurement devices and weighing system design applications. The patents have expiration dates ranging from 2003 to 2016. The Company also has patent license agreements to build force measurement devices under patents held by others. The license agreements are fully paid up and irrevocable for the lifetime of these patents. The Company has no reason to believe its patents are not valid. However, if the patents were successfully contested, management does not believe it would have a material adverse impact on the Company.

Financial Information about Foreign Operations

Foreign Operations

Included in the consolidated balance sheet at July 31, 2002 are the identifiable assets of the Company’s subsidiary, Revere Transducers Europe B.V., which total approximately $4,680,000. The Company acquired Revere Transducers Europe, located in the Netherlands, at July 1, 1998.

ITEM 2.    PROPERTIES

Location	Segment	Utilization	Square Footage	Leased or Owned	Lease Termination
UNITED STATES

Tustin, CA	Industrial Measurement	Corporate offices, headquarters and U.S. operations for Revere Transducers and SI/Allegany	93,000	Leased	September 2004

Seattle, WA	Industrial Automation	Offices and operations for AeroGo, Inc.	55,326	Leased	April 2004

Cumberland, MD	Industrial Measurement	Discontinued use as operations for SI/Allegany. Partial use as East Coast Sales and Service Center	33,000	Leased	May 2006

Cumberland, MD	Industrial Measurement	Aircraft hanger	4,200	Owned

INTERNATIONAL

Breda, the Netherlands	Industrial Measurement	European operations for Revere Transducers	22,000	Leased	June 2007

Kelowna, B.C., Canada	Industrial Measurement	Canadian Sales & Service Center	3,000	Leased	May 2006

The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company’s business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms. As a key component of the restructuring plan the Company is presently negotiating a lease termination agreement with the owner of the Tustin, California property. The Company is not able to predict if its negotiations will be successful at this time. The Company has readied the Maryland facility for sale or sublet, and is currently actively marketing it.

A reserve was established in 2001 as part of the restructuring costs for lease payments for the Maryland facility and the excess capacity costs of the Tustin facility.

ITEM 3.    LEGAL PROCEEDINGS

The Company is engaged in various legal actions as of July 31, 2002. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these actions will not have a material impact on the Company’s consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the quarter ended July 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 21, 2002, there were 206 shareholders of record. Management believes this represents approximately 600 beneficial owners of SI common stock. SI’s common stock is traded on the over-the-counter market on the NASDAQ system under the symbol “SISI.” The Company has not declared nor paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ, by quarter for fiscal 2001 and fiscal 2000:

Price Range of Common Shares

	2002		2001
	High	Low	High	Low
1st Quarter	1.88	.90	2.50	1.50
2nd Quarter	3.40	1.00	2.125	1.00
3rd Quarter	1.88	1.15	2.00	1.50
4th Quarter	1.67	1.04	1.94	1.15

Dividend Policy

The Company has never declared nor paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

SI TECHNOLOGIES, INC.
Selected Consolidated Financial Data
Year ended July 31:

	2002	2001	2000	1999	1998
Net sales	$32,613,000	$36,291,000	$41,329,000	$44,689,000	$23,829,000
Net earnings (loss)	1,673,000	(7,128,000)	351,000	(230,000)	830,000
Net earnings (loss) per share basic	.47	(2.00)	.10	(.07)	0.30
Net earnings (loss) per share diluted	.47	(2.00)	.09	(.07)	0.28
Total assets	25,782,000	25,910,000	33,018,000	37,668,000	39,997,000
Long-term debt, less current portion	4,039,000	—	10,809,000	11,418,000	12,135,000
Other long-term obligations	360,000	569,000	976,000	1,423,000	1,773,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company’s operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated. Since 1996, the Company has acquired five businesses.

	Year ended July 31,			Percent Increase/(Decrease)
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Net sales	100.0%	100.0%	100.0%	(10.1)%	(12.2)%

Cost of sales	64.1	67.1	64.7	(14.2)	(8.9)

Gross profit	35.9	32.9	35.3	(2.0)	(18.2)
Selling, general and administrative	24.6	24.7	23.6	(10.6)	(7.9)
Research, development and engineering	4.3	4.4	4.6	(14.4)	(14.4)
Amortization of intangibles	1.1	1.2	1.1	(14.1)	(9.6)
Restructuring charges	-0-	10.6	-0-	(100.0)	100.0
Goodwill impairment loss	-0-	5.5	-0-	(100.0)	100.0

Operating expenses	30.0	46.4	29.3	(42.1)	39.3

Operating profit	5.9	(13.5)	6.0	139.5	(296.6)
Interest expense	(2.8)	(4.3)	(4.5)	(42.2)	(15.9)
Other income	0.3	0.0	0.1	754.5	(80.4)

Earnings (loss) before income tax expense	3.5	(17.8)	1.7	117.5	(1,030.4)
Income tax (expense) benefit	1.7	(1.8)	(0.8)	181.6	92.4

Net earnings (loss)	5.1	(19.6)	0.9	123.5	(2,130.8)

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to the valuation of inventory and stock adjustments, for reasonableness. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

The Company recognizes revenue only when all of the four following criteria are met: 1) Persuasive evidence of an arrangement exists, usually in the form of a written purchase order; 2) Delivery has occurred (or a shipment has been made, depending upon the terms of the purchase order) or services have been rendered; 3) The Company’s price to the buyer is fixed or determinable, usually evidenced by a written purchase order; and 4) Collectability is reasonably assured, based on credit evaluation and history with the customer.

In addition, the Company occasionally incurs a sale through a long-term contract. Revenues are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated cost-to-complete is based on the budget, actual incurred cost to date, risk assessment of the balance of the costs, and is then adjusted for normal/historical variance of project actual versus budget. Estimated losses are recorded in total when they become evident.

Reserves

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All receivable accounts are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account cannot reasonably be expected to be collected.

Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. These estimates are dependent on the Company’s assessment of current and expected orders from its customers. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. The Company reserves for potential excess and obsolete inventory based upon historical usage. Those items considered strategic inventory used to support a fifty-year plus product base are carried at cost. Items supporting reactivated product lines are carried at cost. Inventories that are considered obsolete are written off. This reserve account decreased to $612,854 as of July 31, 2002 from $1,174,200 as of July 31, 2001 due to the write off of obsolete inventory, the liquidation of old inventory through auction sales and the change in demand for the Company’s products. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold.

Warranty reserves are set using recent costs to provide service at no charge for products within warranty period.

Management also records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

RESULTS OF OPERATIONS

In 2002, the Company’s revenues declined 9.8% because of the continuing effects of the recession. Significant improvements were realized in the cost of sales and operating expenses allowing the Company to return to profitability. The Company has only to relocate the Tustin facility to complete it’s restructuring plan. The Company has readied the Maryland facility for sale or sublet, and is currently actively marketing it.

In 2001 the Company’s revenues and profitability were significantly impacted by the global manufacturing recession. Overall revenues for the Company’s products declined 12.2% in comparison to the previous fiscal year. This reduction in revenue impacted all products in all business units. To deal with the economic situation, the Company announced a restructuring plan in the third quarter. The aggressive plan consolidates business units, eliminates one manufacturing facility, substantially expands the use of out-sourcing from low-labor markets and downsizes the Corporate headquarters and manufacturing operations.

Due to the effects of the restructuring, magnitude of recent acquisitions and the integration of the acquired operations with the Company’s existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

NET SALES

Net sales for the year ended July 31, 2002 declined to $32,613,000 or 10.1% from $36,291,000 for the year ended July 31, 2001. The decrease in sales is primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets. Following a sales decline of 7-16% year-over-year in the first three quarters of 2002, the fourth quarter sales were comparable to 2001.

Net sales for the year ended July 31, 2001 declined to $36,291,000 or 12.2% from $41,329,000 for the year ended July 31, 2000. The decrease in sales is primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets. Following a sales decline of 5% year-over-year in the first half of 2001, second half sales declined 20% year-over-year. From February through April, the Company’s fiscal third quarter, the Company experienced a sharp decline in sales due to a further reduction in demand for industrial equipment and components in the US and Europe.

GROSS PROFIT

Gross profit for the year ended July 31, 2002 decreased $230,000 or 1.9% to $11,719,000 from $11,949,000 for the year ended July 31, 2001. The decrease in gross profit is primarily attributable to lower sales volume, however, the contribution of the benefit of outsourcing products to lower cost producers resulted in a significant improvement in the gross margin percentage. The corresponding gross margins for the periods were 35.9% and 32.9%, respectively. The year-over-year increase in gross margin is the result of the consolidation of the Company’s operations and placing into effect the restructuring.

Gross profit for the year ended July 31, 2001 decreased $2,654,000 or 18.2% to $11,949,000 from $14,603,000 for the year ended July 31, 2000. The decrease in gross profit is primarily attributable to lower sales volume, offset by minimal reductions in primarily fixed overhead costs. Gross profit also declined as product mix shifted sharply between scale components and complete scale systems. Traditionally, the Company’s complete scale system products earn substantially higher gross profit than the load cell or scale components product line. In the manufacturing recession of fiscal 2001, the Company has experienced the majority of the downturn in revenue in complete systems, whereas revenues from scale components have remained nearly flat year-over-year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended July 31, 2002 and 2001 were $8,023,000 and $8,971,000, respectively. Selling, general and administrative expenses as a percentage of sales were 24.5% in 2002 as compared to 24.7% in 2001. The decrease in total expenditures was the result of consolidating the Company’s sales, administrative and engineering functions, resulting in personnel costs decreasing by $561.

Selling, general and administrative expenses for the years ended July 31, 2001 and 2000 were $8,971,000 and $9,740,000 respectively. This is a decrease of $769,000 or 7.9%. The decrease results from the business combinations and sale organization integration implemented during the year, resulting in approximately $300,000 lower personnel costs. Selling, general and administrative expenses as a percentage of sales were 24.7% in 2001 as compared to 23.6% in 2000, due to the overall decline in net sales.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses for the years ended July 31, 2002 and 2001 were $1,388,000 and $1,621,000, respectively. This is a decrease of $233,000 or 14.4%, attributable primarily to a reduction of personnel costs of approximately $100,000. The decrease in dollar amount is attributable to the business unit combinations and facility consolidation implemented during the year.

Research, development and engineering expenses for the years ended July 31, 2001 and 2000 were $1,621,000 and $1,893,000, respectively.

AMORTIZATION EXPENSES

Intangible amortization expenses amounted to $366,000 in 2002 as compared to $426,000 in 2001, and were lower due to the impairment in the carrying value of the unamortized goodwill recorded during the 2001 restructuring. In 2000, intangible amortization was $471,000. Amortization primarily consists of the cost of assets in excess of book value from acquired companies.

RESTRUCTURING CHARGES

During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company’s Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company’s key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation’s higher volume products. A charge for restructuring of $3,480,000 was recorded as of April 30, 2001. The restructuring charge was increased by $364,000 in the fourth quarter ended July 31, 2001 to accrue for additional disposition of fixed assets and employee severance costs arising from management’s decision to further utilize offshore manufacturing sources. The components of the restructuring charge are as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168,000
Abandoned facilities costs, primarily lease payments	1,225,000
Employee termination costs	379,000
Other	72,000

Total estimated restructuring charge	$3,844,000

The total incremental cash expended in 2002 to implement the restructuring plan was $299,650. The remaining balance of the restructuring charge is either not an incremental cash outlay to current operations (primarily lease payments) or a non-cash transaction.

The Company expects future expense savings and gross profit improvement over 2002 from implementation of the plan of approximately $2,200,000 annually. This savings estimate is comprised of the following: (1) Reduced fixed asset depreciation expense of $200,000 per year, (2) reduced facilities expenses of $400,000 per year, (3) reduced payroll-related, operating expenses of $600,000 per year, and (4) reduced cost of sales, as a result of outsourcing certain products to low-cost producers, of approximately $1,000,000 per year. The cost of sales improvement is estimated based upon sales volume of $36,300 in future years.

The Company has readied the Maryland facility for sale or sublet, and is currently actively marketing it. The Company has completed implementation of the restructuring plan with the exception of relocating the Tustin operations to a new facility. As of July 31, 2002, the Company had completed the consolidation of the SI/Allegany business unit from the Cumberland, Maryland facility to the Tustin, California facility. The balance of the restructuring reserve at July 31, 2002 of $360,000 represents estimated lease payments for Maryland through May 2006 and for Tustin through September 2004. During 2002, the Company also commenced product acquisition from offshore manufacturing sources.

GOODWILL IMPAIRMENT

As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan noted above, the Company estimated the discounted future cash flows of the continuing products, and determined that almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a $2,000,000 charge for goodwill impairment was recorded in operating expenses for the quarter ended April 30, 2001.

INTEREST AND OTHER INCOME

Interest expense for 2002 decreased $660,000 or 42.2% from $1,564,000 in 2001 to $904,000 in 2002. This decrease was directly attributable to lower interest rates during the current year in comparison to the prior year and a reduction of overall debt of $1,027,000. Interest expense in 2001 was $1,564,000 in comparison to $1,860,000 in 2000. The original source of this debt was for financing the AeroGo, Allegany Technology and Revere Transducers acquisitions in 1999 and 1998. Other income was $79,000 in 2002 as compared to $11,000 in 2001.

INCOME TAX (EXPENSE) BENEFIT

Income tax benefit (expense) for the years ended July 31, 2002 and 2001 was $540,000 and ($662,000), respectively. The Company’s effective tax rate (income tax benefit/expense as a percentage of pretax income) was 47.7% and 10.2% in 2002 and 2001, respectively. The U.S. federal corporate income tax rate exceeds the effective tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes, state and foreign income taxes, utilization of net operating loss carryforward and the valuation allowance for the deferred tax assets.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002, the Company’s cash position was $238,000 compared to $380,000 at July 31, 2001. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company’s line of credit. Working capital increased to a $2,377,000 from a deficit of ($5,177,000) at July 31, 2001. This significant change in working capital was principally caused by the Company’s being in violation of certain of its debt covenants at July 31, 2001, which required that all long-term debt be classified as short-term debt, and the subsequent reinstatement of a normal credit arrangement in 2002.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities in 2002 was $910,000. Operating income, reduction of trade receivables and the cash benefit of depreciation was used to reduce trade payables and increase inventories to levels guaranteeing continuing availability of products given longer lead times from new suppliers. Management anticipates generating a similar level of cash from operating activities in 2003 assuming revenues remain stable.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $200,000 in 2003 as compared to $118,000 in 2002. The Company expects to extend its current lines of credit and has sufficient cash flow available to pay current maturities of long-term debt of $2,148,000. As of July 31, 2002, the Company had $796,000 available under its lines of credit.

In June 2002, the Company amended its principal credit agreement with its bank. The terms provide for a revolving line of credit up to a maximum of $6,500,000 with interest at prime plus 2.75%. Monthly payments on the line are interest only with principal due November 30, 2002. The new credit agreement provides a new term note for $1,500,000 with interest at prime plus 3.25%. Monthly payments on the new term note are $25,000 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable are reduced to $56,058 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the agreement.

In November 2000 the Company amended its principal credit agreement with its bank. This agreement included the continuation of the Company’s existing $8,000,000 credit facility, with favorable changes in interest rates, borrowing base allowances and debt covenants. The Company’s balance on the credit facility was $5,344,000 on July 31, 2002, and $6,911,000 n July 31, 2001. Along with the amendment of the principal credit agreement, the Company entered into a new long-term debt agreement with the same bank. Under the new agreement, which expires on November 1, 2005, the Company consolidated three long-term notes totaling $6,891,000. In addition to its principal credit agreement, the Company maintains a second line of credit to support the working capital requirements of its European operations and is open ended. As of July 31, 2002, the Company had borrowings of $1,956,000 against this $2,212,000 line of credit.

The Company believes that cash flow from operations and funds available under its bank facilities will be sufficient to meet the Company’s working capital needs and principal payments on long-term debt.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company’s financial position, business strategy and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct.

ITEM 7.    FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. and Subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Irvine, California
October 11, 2002

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31,
(In Thousands Except Share Data)

	2002	2001
ASSETS
CURRENT ASSETS
Cash	$238	$380
Trade accounts receivable, less allowance for doubtful accounts of $251 in 2002 and $289 in 2001	5,570	5,980
Inventories, net	9,665	8,584
Other current assets	842	899

Total current assets	16,315	15,843
PROPERTY AND EQUIPMENT, net	1,968	2,655
DEFERRED INCOME TAXES	446	—
OTHER ASSETS
Goodwill, net	6,885	7,175
Other intangibles, net	168	237

	$25,782	$25,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2002	2001
CURRENT LIABILITIES
Revolving lines of credit	$7,300	$8,542
Current maturities of long-term debt	2,148	5,972
Accounts payable	3,307	3,249
Accrued liabilities	2,435	3,257

Total current liabilities	15,190	21,020
LONG-TERM DEBT, less current maturities	4,039	—
OTHER LIABILITIES	360	569
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized, 10,000,000; 3,579,935 (2002 and 2001) issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Accumulated deficit	(3,995)	(5,668)
Accumulated other comprehensive loss	(225)	(424)

	6,193	4,321

	$25,782	$25,910

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31,
(In Thousands Except Share Data)

	2002	2001	2000
Net sales	$32,613	$36,291	$41,329
Cost of sales	20,894	24,342	26,726

Gross profit	11,719	11,949	14,603

Operating expenses:
Selling, general and administrative	8,023	8,971	9,740
Research, development and engineering	1,388	1,621	1,893
Amortization of intangibles	365	426	471
Restructuring charges	—	3,844	—
Goodwill impairment loss	—	2,000	—

	9,776	16,862	12,104

Earnings (loss) from operations	1,943	(4,913)	2,499
Interest expense	(904)	(1,564)	(1,860)
Other income, net	94	11	56

Earnings (loss) before income tax expense	1,133	(6,466)	695
Income tax benefit (expense)	540	(662)	(344)

Net earnings (loss)	$1,673	$(7,128)	$351

Earnings (loss) per common share	$.47	$(2.00)	$.10
Weighted average common shares outstanding	3,579,935	3,563,529	3,547,123

Earnings (loss) per common share, assuming dilution	$.47	$(2.00)	$.09
Weighted average common shares outstanding	3,584,571	3,563,529	3,707,441

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended July 31, 2002
(In Thousands Except Share Data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other Comprehensive income (loss)	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Balance, July 31, 1999	3,547,123	35	10,294	1,109	(37)	11,401
Issuance of stock options for services	—	—	33	—	—	33
Foreign currency translation adjustment–net of tax	—	—	—	—	(93)	(93)	$(93)
Net earnings	—	—	—	351	—	351	351

Comprehensive income							$258

Balance, July 31, 2000	3,547,123	35	10,327	1,460	(130)	11,692
Issuance of stock for legal settlement	32,812	1	50	—	—	51
Foreign currency translation adjustment–net of tax	—	—	—	—	(294)	(294)	$(294)
Net loss	—	—	—	(7,128)	—	(7,128)	(7,128)

Comprehensive loss							$(7,422)

Balance, July 31, 2001	3,579,935	36	10,377	(5,668)	(424)	4,321
Foreign currency translation adjustment–net of tax	—	—	—	—	199	199	$199
Net earnings	—	—	—	1,673	—	1,673	1,673

Comprehensive income							$1,872

Balance, July 31, 2002	3,579,935	$36	$10,377	$(3,995)	$(225)	$6,193

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31,
(In Thousands Except Share Data)

	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$1,673	$(7,128)	$351
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,017	1,530	1,860
Restructuring charges	—	3,844	—
Goodwill impairment loss	—	2,000	—
Deferred lease costs	(209)	(248)	(205)
Deferred income taxes	(557)	810	212
Non-cash common stock and options expenses	—	51	33
Changes in operating assets and liabilities:
Trade accounts receivable	410	1,177	1,605
Inventories	(1,081)	142	1,220
Income taxes receivable/payable	404	(255)	145
Other current assets	(29)	54	(215)
Accounts payable	58	(76)	(235)
Accrued liabilities and customer advances	(776)	(869)	(1,776)

Net cash provided by operating activities	910	1,032	2,995

Cash flows from investing activities:
Acquisition of intangibles and other assets	—	(296)	115
Purchase of property and equipment	(118)	(306)	(484)

Net cash used in investing activities	(118)	(602)	(369)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	258	1,404	(1,142)
Payments on long-term debt	(1,285)	(1,504)	(1,226)

Foreign currency translation adjustment	93	(62)	(178)

Net increase (decrease) in cash	(142)	268	80
Cash at beginning of year	380	112	32

Cash at end of year	$238	$380	$112

Cash paid during the year for:
Interest	$904	$1,405	$1,823
Income taxes	$—	$23	$—

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2002 and 2001
(In Thousands Except Share Data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SI Technologies, Inc. (SI or Company) designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Additional disclosure regarding components of the Company’s businesses is in Note N-Industry and Geographic Area Segment Information.

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

2.    Revenue Recognition and Accounts Receivable

The Company recognizes revenue only when all of the four following criteria are met: 1) Persuasive evidence of an arrangement exists, usually in the form of a written purchase order; 2) Delivery has occurred (or a shipment has been made, depending upon the terms of the purchase order) or services have been rendered; 3) The Company’s price to the buyer is fixed or determinable, usually evidenced by a written purchase order; and 4) Collectability is reasonably assured, based on credit evaluation and history with the customer.

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

Accounts receivables are reviewed regularly by management and written off against the uncollectable reserve when at is determined that the account can not reasonably be expected to be collected. Reserve balances are determined by management through analysis on past payment history, and current financial status of the customers.

3.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Uncompleted contracts are included in inventory at the accumulated cost of each contract not in excess of realizable value. Quantities on hand are evaluated compared to recent usage and recent changes in sales trends. Reserves for obsolescence and excess quantities are established based upon this evaluation.

4.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the service lives of the improvements, whichever is shorter. Estimated service lives of property and equipment are as follows:

Machinery and equipment	2 to 10 years
Buildings	35 years
Leasehold improvements	2 to 10 years

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, while accelerated methods are used for tax purposes.

5.    Intangible Assets

Intangible assets primarily represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition, which are amortized using the straight-line method primarily over periods of 25 to 40 years. In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating discounted cash flows of the acquired business are less than the carrying value of goodwill. Accumulated amortization totaled $1,506 and $1,179 at July 31, 2002 and 2001, respectively.

As a result of the evaluation of its Allegany Technology subsidiary in connection with the 2001 restructuring plan, the Company recorded an impairment loss of $2,000 in 2001. The impairment loss was determined based upon management’s estimate of discounted cash flows from products acquired and incorporated in the Allegany Technology operation.

6.    Product Warranty

Product warranty costs are estimated and accrued at the time sales are recorded and are based upon actual operating history and changes in product mix.

7.    Comprehensive Income

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on yearend exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal year. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders’ equity. Transaction gains and losses are included in income and have not been significant in amount.

8.    Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Intangible Assets.” SFAS 141 is effective for all business combinations completed after June 30, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

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

•
Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective August 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

•	Effective August 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has continued to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until July 31, 2002, at which time annual and quarterly goodwill amortization of $327 and $82, respectively, and annual and quarterly amortization of $39 and $10, respectively, relating to intangible assets with indefinite lives will no longer be recognized. By July 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of August 1, 2002. By October 31, 2002 the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended October 31, 2002, as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle its manufacturing plant and restore the underlying land when it ceases operation of that plant. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to address significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, as well as the provisions of Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposal of a segment of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. As described in the last paragraph of this Summary and in Section D, SFAS 145 has a May 15, 2002, effective date. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated. Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

In June 2002, the FASB approved for issuance SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application. Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

NOTE B—BUSINESS COMBINATIONS

1.    Revere Transducers

Effective July 1, 1998, the Company purchased 100% of the common stock of Revere Transducers, Inc. and Revere Transducers Europe B.V. (jointly–Revere) for $8,282 in cash. Revere is engaged in the manufacture of industrial sensors and weighing equipment. The combination is accounted for under the purchase method of accounting. The fair value of net assets acquired exceeded the acquisition cost by $250, which was adjusted in 1999 from $552 for additional acquisition costs. This amount has been applied to reduce the fair value of recorded property and equipment. The purchase of Revere was funded by the issuance of notes payable to a bank as described in Note F. The net unamortized goodwill at July 31, 2002 was $347.

2.    Allegany Technology, Inc.

Effective July 1, 1998, the Company purchased 100% of the common stock of Allegany Technology, Inc. (Allegany) for $2,888 in cash and SI common stock. Allegany is engaged in the manufacture of industrial sensors and weighing equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $3,000 which was adjusted in 1999 from $2,811. The purchase of Allegany was funded by borrowings under the Company’s line of credit and from the issuance of 142,219 shares of common stock. In 2001 the Company recorded a $2,000 charge for goodwill impairment (see Note A). The remaining goodwill is being amortized on a straight-line basis over twenty-five years. The net unamortized goodwill at July 31, 2002 was $3,052.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    AeroGo, Inc.

Effective July 1, 1997, the Company purchased 100% of the common stock of AeroGo, Inc. (AeroGo) for $6,000 in cash. AeroGo is engaged in the manufacture of load handling and factory automation equipment and systems. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $4,376 is being amortized on a straight-line basis over twenty-five years. The net unamortized goodwill at July 31, 2002 was $3,486.

NOTE C—INVENTORIES

Inventories consist of the following at July 31:

	2002	2001
Raw materials	$4,767	$4,354
Work in process	1,162	977
Finished goods	4,349	4,427

	10,278	9,758
Less reserve for excess and obsolete inventories	(613)	(1,174)

Inventories, net	$9,665	$8,584

During 2002, approximately $293,000 of excess and obsolete inventory was disposed of during the year.

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31:

	2002	2001
Machinery and equipment	$4,301	$5,851
Buildings	281	259
Leasehold improvements	244	221

	4,826	6,331
Less accumulated depreciation	(2,858)	(3,676)

Property and equipment, net	$1,968	$2,655

The Company abandoned certain assets having a cost of $1,623 and $2,950 and accumulated depreciation of $1,470 and $1,242 as of July 31, 2002 and 2001, respectively in connection with its restructuring plan (see Note P).

NOTE E—ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 31:

	2002	2001
Accrued salaries, wages and other compensation	$767	$1,001
Warranty reserve	271	224
Restructuring charges (see Note P)	360	1,281
Deferred lease and rent cost–current	205	205
Other	832	546

	$2,435	$3,257

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—DEBT

Debt consists of the following at July 31:

	2002	2001
1) Revolving line of credit with a bank for up to $6,500 ($8,000 in 2001) interest at the prime rate plus 2.75% (at July 31, 2002, totaling 7.5%), secured by the Company’s trade accounts receivable, inventories and certain equipment. Principal and interest due November 2002. Utilized for U.S. operations	$5,344	$6,911
2) Revolving line of credit with a bank for up to $2,212 (Euro 2,250), interest at the rate of 6.75%, secured by certain of the Company’s trade accounts receivable, inventories and equipment. Interest only due quarterly. Utilized for European operations	1,956	1,631
3) Note payable to bank in monthly installments of $56 plus interest at the prime rate plus 1.75% (totaling 6.5% at July 31, 2002), secured by substantially all of the Company’s assets, due November 2005	4,712	5,972
4) Note payable to bank in monthly installments of $25 plus interest at the prime rate plus 3.25%, secured by substantially all of the Company’s assets, due November 2002	1,475	—

	13,487	14,514
Less current maturities of debt	(9,448)	(14,514)

Long term debt	$4,039	$—

As of July 31, 2002 the Company was not in default of any of its debt covenants.

In June 2002, the Company amended its principal credit agreement with its bank. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%, which had a balance of $5,344 as of July 31, 2002. Monthly payments on the line are interest only with principal due November 30, 2002. The credit agreement provides a new term note for $1,500 with interest at prime plus 3.25%, which has a balance outstanding as of July 31, 2002 of $1,475. Monthly payments on the new term note are $25 plus interest with principal due November 30, 2002. Monthly payments on the existing note payable of $4,712 at July 31, 2002 are reduced to $56 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the agreement.

Management believes the $6,500 line of credit will be renewed in November 2002 at terms similar to the existing financing arrangements. Management also believes that the $1,475 term loan will be extended with principal payments continuing at $25 per month.

The maturities on long-term debt are as follows:

Year ending July 31,
2003	$2,148
2004	673
2005	673
2006	2,693

$6,187

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—OTHER LIABILITIES

Other liabilities consist of the following at July 31:

	2002	2001
Deferred lease costs	$186	$345
Deferred rent	174	224

	$360	$569

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

NOTE H—FOREIGN CURRENCY TRANSLATION LOSS

In 2002 and 2001, respectively, the Company incurred a foreign currency translation gain (loss) of $199 and ($294) due to differences in the exchange rate between the US dollar and the Euro (Dutch Guilder-2001).

NOTE I—COMMITMENTS AND CONTINGENCIES

1.    Leases

The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2008. A portion of one manufacturing facility is subleased under a lease, which expires in 2004. At July 31, 2002, total future minimum sublease rentals for 2003 through 2005 amount to $257.

The minimum rental commitments, excluding sublease income, under operating leases are as follows:

Year ending July 31,
2003	$1,166
2004	1,100
2005	421
2006	269
2007	108

$3,064

Rent expense under noncancelable operating leases was approximately $713, $726, and $1,245 for the years ended July 31, 2002, 2001 and 2000, respectively. Sublease income was approximately $119, $113 and $119 for the years ended July 31, 2002, 2001 and 2000, respectively. Portions of the rent expense for 2002 and 2001 were reduced by charges to the restructuring reserve.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Consulting and Non-compete Agreements

Certain former executives of acquired companies entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have terms ranging from two to ten years. The following table summarizes remaining obligations under these agreements:

Year ending July 31,
2003	$63
2004	63
2005	63
2006	47

$236

The expense associated with these agreements totaled $123, $288, and $123 for the years ended July 31, 2002, 2001 and 2000, respectively.

3.    Litigation

The Company is engaged in various legal actions as of July 31, 2002. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these actions will not have a material impact on the Company’s consolidated financial statements.

NOTE J—INCOME TAXES

The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).

Income tax benefit (expense) consists of the following for the year ended July 31:

	2002	2001	2000
Current (expense ) benefit	$(17)	$255	$(132)
Deferred (expense ) benefit	557	(917)	(212)

	$540	$(662)	$(344)

The income tax benefit (expense) reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:

	2002	2001	2000
Tax at statutory rate	$(391)	$2,198	$(231)
Valuation allowance	875	(1,915)	—
Nondeductible goodwill	(134)	(975)	(191)
Credits and net operating losses utilized	156	—	—
State and foreign taxes	—	137	47
State tax benefit from restructuring	—	—	41
Other	34	(107)	(10)

	$540	$(662)	$(344)

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes included in the balance sheet are as follows at July 31:

	2002	2001
Deferred tax asset:
Net operating loss carryforwards	$—	$222
Accrued vacation and warranty	440	198
Provision for bad debts	95	105
Inventory reserve and capitalized overhead	218	428
Asset write-downs	902	771
Abandoned facility costs	245	366
Employee termination costs	—	99
Deferred lease costs	—	79
Other	15	—

	1,915	2,268
Valuation allowance	(1,040)	(1,915)

	875	353

Deferred tax liability:
Excess of tax over book depreciation	(389)	(353)
Deferred state taxes	(40)	—

	(429)	(353)

Net Deferred Tax Asset	$446	$—

The valuation allowance was reduced by $875 in 2002. The reduction of the valuation allowance was a result of the Company’s profitability in the current year and estimated profitability in the future year. However, management continues to provide a valuation allowance due to the uncertainty of future taxable results and recoverability of the remaining deferred tax assets.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—STOCK OPTION PLAN

The Company implemented a stock option plan in 1995 (the Plan) and has authorized a total of 600,000 shares of common stock to be granted under the Plan. The Company had 147,500 shares available to grant under the Plan at July 31, 2002 Additionally, options to purchase 115,000 shares are outstanding under the old stock option plan that expired July 31, 1994. The vesting period and expiration dates of the stock options are at the discretion of the Board of Directors, and range up to five years.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accounting for its plans the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require recognition of compensation expense due to options being granted at fair value on the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net earnings (loss) and earnings (loss) per share would be adjusted to the pro forma amounts indicated below:

	2002	2001	2000
Net earnings (loss):
As reported	$1,673	$(7,128)	$351
Pro forma	1,600	(7,279)	225
Earnings per common share:
As reported–basic	$.47	$(2.00)	$.10
Pro forma	$.45	$(2.04)	$.06
As reported–diluted	$.47	$(2.00)	$.09
Pro forma	$.45	$(2.04)	$.06

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending July 31, 2002, 2001 and 2000, respectively: dividend yields are nil, expected volatility of 69%, 64% and 61% percent; risk-free interest rate of 4.05%, 4.84% and 5.83%; and an expected option life of 5 years. The weighted-average fair value of options granted during the periods ending July 31, 2002, 2001 and 2000, for which the weighted average exercise price equals the market price on the grant date was $.88, $1.47, and $1.34, respectively.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information concerning currently outstanding and exercisable stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price
Balance, July 31, 1999	428,500	$3.00

Granted	70,000	$2.34
Exercised	—	$—
Expired/canceled	(31,000)	$3.49

Balance, July 31, 2000	467,500	$2.89

Granted	100,000	$1.94
Exercised	—	$—
Expired/canceled	—	$—

Balance, July 31, 2001	567,500	$2.72

Granted	170,000	$1.13
Exercised	—	$—
Expired/canceled	(75,000)	$1.81

Balance, July 31, 2002	662,500	$2.42

Range of Exercise Prices	Number of Shares Outstanding As of July 31, 2002	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$1-$2	340,000	5.2	$1.44
$2-$3	165,000	6.7	$2.41
$3-$4	500	3.3	$3.25
$4-$5	157,000	4.5	$4.53

	662,500

Range of Exercise Prices	Number of Shares Exercisable as of July 31, 2002	Weighted-Average Exercise Price
$1-$2	190,000	$1.69
$2-$3	157,000	$2.41
$3-$4	500	$3.25
$4-$5	147,000	$4.52

	494,500

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—EARNINGS PER SHARE

The Company uses Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” which established standards for computing and presenting earnings per share (EPS). Earnings per share are based on the average number of shares outstanding during each period and income available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. Anti-dilutive options are excluded from the computation of diluted earnings per share.

The table below presents the information used to compute earnings (loss) per common share, with and without dilution:

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
	For the Year Ended July 31, 2002
Earnings available to common stockholders	$1,673	3,579,935	$.47

Effect of dilutive securities
Stock options		4,636

Earnings per common share assuming dilution
Earnings available to common stockholders and effect of assumed conversions	$1,673	3,584,571	$.47

	For the Year Ended July 31, 2001
Loss available to common stockholders	$(7,128)	3,563,529	$(2.00)

	For the Year Ended July 31, 2000
Earnings available to common stockholders	$351	3,547,123	$.10

Effect of dilutive securities
Stock options		160,318

Earnings per common share assuming dilution
Earnings available to common stockholders and effect of assumed conversions	$351	3,707,441	$.09

The computation of loss per share assuming dilution for the year ended July 31, 2001 was anti-dilutive and excluded 567,500 outstanding stock options.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M—INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in two reportable business segments–(1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note A–Summary of Significant Accounting Policies.

For 2002, approximately 76% of the American sales are within the United States, and 6% are within Canada. European sales are primarily United Kingdom, and France. No single customer or control group represents more the 10% of total sales.

Included in the industrial measurement segment are industrial sensors and controls products consisting of a wide range of NTEP and OIML approved, EX, Factory Mutual and IP rated load cells, transducers, translators and sensors. When matched with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Weighing Systems’ products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications

The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

Foreign Operations

	2002	2001	2000
Identifiable Assets:
Americas	$21,102	$21,812	$28,649
Europe	4,680	4,098	4,369
Sales:
Americas	23,946	27,566	31,549
Europe	8,667	8,725	9,780
Operating Profit (Loss):
Americas	1,416	(5,578)	1,897
Europe	527	665	602

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information 2002

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2002:
Sales	$25,407	$7,206	$32,613
Cost of goods sold	16,827	4,067	20,894

Gross profit	8,580	3,139	11,719
Gross profit %	34%	44%	36%
Operating expenses	7,247	2,529	9,776
Operating profit	1,333	610	1,943
Interest expense			(904)
Other income, net			94

Earnings before income taxes			1,133
Income tax benefit			540

Net earnings			$1,673

Assets	$21,147	$4,635	$25,782

Segment Information 2001

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2001:
Sales	$28,289	$8,002	$36,291
Cost of goods sold	19,994	4,348	24,342

Gross profit	8,295	3,654	11,949
Gross profit %	29%	46%	33%
Operating expenses	8,363	2,655	11,018
Restructuring charges	3,844	—	3,844
Goodwill impairment	2,000	—	2,000

Total expense	14,207	2,655	16,862
Operating profit (loss)	(5,912)	999	(4,913)
Interest expense			(1,564)
Other income, net			11

Loss before income taxes			(6,466)
Income tax expense			(662)

Net loss			$(7,128)

Assets	$20,542	$5,368	$25,910

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information 2000

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2000:
Sales	$31,947	$9,382	$41,329
Cost of goods sold	21,678	5,048	26,726

Gross profit	10,269	4,334	14,603
Gross profit %	32%	46%	35%
Operating expenses	8,599	3,505	12,104
Operating profit	1,670	829	2,499
Interest expense			(1,860)
Other income, net			56

Loss before income taxes			695
Income tax expense			(344)

Net loss			$351

Assets	$26,863	$6,155	$33,018

NOTE N—BENEFIT PLANS

The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $26, $162, and $142 for the years ended July 31, 2002, 2001 and 2000, respectively. The Company’s matching contribution was decreased in 2002.

NOTE O—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, customer advances, accrued liabilities, and short and long-term debt. Management has determined that the fair value of cash, accounts receivable, accounts payable, customer advances, accrued liabilities, and short-term debt approximate the carrying values due to the short-term nature of these instruments.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—RESTRUCTURING CHARGE

During the quarter ended April 30, 2001, the Company began implementing a restructuring plan involving consolidation of two of its subsidiaries, Allegany Technology and Revere Transducers. Approved by the Company’s Board of Directors on May 7, 2001, this plan to consolidate operations was necessitated by worsening revenue trends in some of the Company’s key markets and consists of several elements, including: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation’s higher volume products. A charge for restructuring of $3,480 was recorded as of April 30, 2001. The restructuring charge was increased by $364 in the fourth quarter ended July 31, 2001 to accrue for additional disposition of fixed assets and employee severance costs arising from management’s decision to further utilize offshore manufacturing sources. The components of the restructuring charge are as follows:

Restructuring Category:	Year ended July 31, 2001
Write-down of redundant and abandoned assets	$2,168
Abandoned facilities costs, primarily lease payments	1,225
Employee termination costs	379
Other	72

Total estimated restructuring charge	$3,844

Through the end of 2002, the Company’s restructuring costs have approximated the Plan above. The Company has readied the Maryland facility for sale or sublet, and is currently actively marketing it. The Company has accrued $360,000 for lease costs on Maryland through May 2006, and on Tustin through September 2004. The Company has completed implementation of the restructuring plan with the exception of relocating the Tustin operations to a new facility. The relocation will occur in September 2004 unless suitable sub-tenant arrangements can be negotiated before the termination of the lease at that time.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE Q—Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly financial data for the eight quarters ended July 31:

	Quarter Ended
	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002
Revenue	$8,536	$8,014	$7,759	$8,304
Gross Profit	2,978	2,783	2,691	3,267
Earnings from operations	570	441	393	539
Net earnings	353	166	197	957
Net income per share, basic	$.10	$.05	$.05	$.27

Net income per share, diluted	$.10	$.05	$.05	$.27

Fourth quarter results reflect recognition of deferred tax benefits of $557.

	October 31, 2000	January 31, 2001	April 30, 2001	July 31, 2001
Revenue	$9,893	$9,622	$8,377	$8,399
Gross Profit	3,250	3,388	2,649	2,662
Earnings (loss) from operations	428	556	(5,647)	(250)
Net income (loss)	(59)	19	(5,490)	(1,598)
Net income (loss) per share, basic	$(.02)	$.01	$(1.55)	$(.44)

Net income (loss) per share, diluted	$(.02)	$.01	$(1.55)	$(.44)

PART III

The information required by ITEMS 9, 10, 11 and 12 will be included in the registrants proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation,” and “Principal Shareholders” and is incorporated herein by reference. Such proxy statement will be filed within 120 days of the registrants’ fiscal year end, July 31, 2002.

ITEM	13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed herewith for informational purposes, but are not part of this annual report, except as otherwise indicated.

21.	Subsidiaries of the Registrant

22.1	Consent of Grant Thornton LLP to incorporation by reference of financial statements into Registration Statement on Form S-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 31, 2002	SI TECHNOLOGIES, INC.

	By:	/s/ RICK A. BEETS
Rick A. Beets President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 31, 2002 by the following persons in the capacities indicated:

Signature	Title

/s/ RICK A. BEETS Rick A. Beets	President, CEO, Chief Financial Officer and Director (Principal Executive Officer)

/s/ EDWARD A. ALKIRE Edward A. Alkire	Director, Secretary

/s/ RALPH E. CRUMP Ralph E. Crump	Chairman of the Board, Director, Treasurer

D. Dean Spatz	Director

S. Scott Crump	Director

Heinz Zweipfennig	Director

CERTIFICATES

I, Rick A. Beets, certify that:

1)	I have reviewed this annual report on Form 10-K of SI Technologies;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 31, 2002

/s/    RICK A. BEETS

Rick A. Beets
President, CEO and CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Annual Report of SI Technologies, Inc. (the “Company”) on Form 10-K for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rick A. Beets, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    RICK A. BEETS

Rick A. Beets
President, Chief Executive Officer, CFO

October 31, 2002