Form 10-Q
period 2002-10-31
SI TECHNOLOGIES INC
filed 2002-12-16
CIK 719582

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number 0-12370
October 31, 2002

SI TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3381440 (IRS Employer Identification Number)

14192 Franklin Avenue, Tustin, California 92780
(Address of principal executive offices) (Zip Code)

714-505-6483
(Fax: 714-505-6484)
Registrant’s telephone number, including area code

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date. 3,579,935 shares of Common Stock, par value $.01, on December 12, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In Thousands Except Share Data)

	October 31, 2002	July 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$301	$238
Trade accounts receivable, less allowance for doubtful accounts of $290 and $289 respectively	5,080	5,570
Inventories, net	9,967	9,665
Other current assets	789	842

Total current assets	16,137	16,315

Property and equipment, net	1,902	1,968

Deferred income taxes	581	446
Intangible assets, net	6,885	6,885
Other assets	160	168

	$25,665	$25,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,313	$7,300
Current maturities of long-term debt	2,073	2,148
Accounts payable	3,060	3,307
Accrued liabilities	2,551	2,435

Total current liabilities	14,997	15,190

Long-term debt, less current maturities	3,871	4,039
Other liabilities	295	360

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,579,935 issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Accumulated deficit	(3,681)	(3,995)
Accumulated other comprehensive loss	(230)	(225)

Total stockholders’ equity	6,502	6,193

	$25,665	$25,782

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In Thousands Except Share Data)
(Unaudited)

	For the three months ended October 31
	2002	2001
Net sales	$7,836	$8,536
Cost of sales	4,801	5,558

Gross profit	3,035	2,978

Operating expenses:
Selling, general and administrative	2,135	1,893
Research, development and engineering	340	420
Amortization of intangibles	8	95

	2,483	2,408

Earnings from operations	552	570

Interest expense	(261)	(277)
Other income, net	34	60

Earnings before income tax expense	325	353

Income tax expense	(11)	—

NET INCOME	$314	$353

Income per common and common equivalent share-basic	$0.09	$0.10

Income per common and common equivalent share-diluted	$0.09	$0.10

Weighted average shares outstanding basic	3,579,935	3,579,935

Weighted average shares outstanding-diluted	3,580,130	3,579,935

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In Thousands Except Share Data)
(Unaudited)

	For the three months ended October 31
	2002	2001
Cash flows from operating activities:
Net income	$314	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	293
Deferred lease cost	(65)	(61)
Deferred income taxes	(135)	—

Changes in operating assets and liabilities:
Trade accounts receivable	488	60
Inventories	(303)	(78)
Other current assets	180	228
Accounts payable	(247)	360
Accrued liabilities	(8)	(741)

Net cash provided by operating activities	385	414

Cash flows from investing activities:
Purchase of property and equipment	(86)	(34)

Net cash used in investing activities	(86)	(34)

Cash flows from financing activities:
Net borrowings on line of credit	12	114
Payments on long-term debt	(243)	(344)

Net cash used in financing activities	(231)	(230)

Effect of translation adjustments on cash	(5)	32

Net increase in cash	63	182

Cash at beginning of period	238	380

Cash at end of period	$301	$562
Cash paid during period for:
Interest	$249	$266

Taxes	$—	$—

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Condensed Notes to Consolidated Financial Statements
(In Thousands Except Share Data)
(Unaudited)

Note 1.    Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at October 31, 2002 and the results of operations and cash flows for the three months ended October 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003. This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2002.

Note 2.    Significant Accounting Policies

SI Technologies, Inc. (SI or Company) designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Additional disclosure regarding components of the Company’s businesses is in Note 5- Industry and Geographic Area Segment Information.

A.    Principles of Consolidation

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

B.    Revenue Recognition and Accounts Receivable

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

Accounts receivables are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account can not reasonably be expected to be collected. Reserve balances are determined by management through analysis on past payment history, and current financial status of the customers.

C.    Inventories

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

D.    Property and Equipment

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

E.    Intangible Assets

Intangible assets primarily represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition. The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective August 1, 2002. In accordance with FASB 142, the Company no longer amortizes goodwill. The Company has compared the estimated fair value of the related segment with the carrying amount of net assets associated with the subsidiaries AeroGo, Inc., Revere Transducers, Inc., and Revere Transducers Europe B.V., and management has determined that none of the goodwill recorded as of October 31, 2002 was impaired. The fair value of the subsidiaries was determined using an estimate of future cash flows of the subsidiaries and a risk adjusted discount rate to compute a net present value of future cash flows.

As of October 31, 2002, the Company had the following amounts related to intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Goodwill	$8,390	$1,505	$6,885
Other intangible assets	994	834	160

The balance of other intangible assets is estimated to be amortized as follows for the years ending July 31, 2003 $7, 2004-2007 $6, and $129 thereafter.

The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the three months ended October 31, 2002 and 2001:

	2002	2001
Reported net income	$314	$353
Addback goodwill amortization	—	81

Proforma net income	$314	$434

Basic and diluted earnings per share:
Reported net income	$0.09	$0.10
Goodwill amortization	—	0.02

Adjusted net income	$0.09	$0.12

F.    Impairment of long-lived assets

The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

G.    Product Warranty

Product warranty costs are estimated and accrued at the time sales are recorded and are based upon actual operating history and changes in product mix.

H.    Comprehensive Income

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

I.    Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.    Recent Accounting Pronouncements

In June 2002, the FASB approved for issuance SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

Note 4.    Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	October 31, 2002	July 31, 2002
	(Unaudited)
Raw Materials	$5,301	$4,767
Work in Process	1,120	1,162
Finished Goods	4,118	4,349

	10,539	10,278
Less reserve for excess and obsolete inventories	(572)	(613)

	$9,967	$9,665

Note 5.    Segment Information

The Company operates in two reportable business segments – (1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

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

Segment Information
	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2002:
Net sales	$6,426	$1,410	$7,836
Cost of sales	4,015	786	4,801

Gross profit	2,411	624	3,035
Gross profit %	38%	44%	39%
Operating expenses	1,986	497	2,483

Earnings from operations	425	127	552
Interest expense			(261)
Other income, net			34

Earnings before income tax expense			325

Income tax expense			(11)

Net income			$314

Assets	$20,977	$4,688	$25,665

Three months ended October 31, 2001:
Net sales	$6,681	$1,855	$8,536
Cost of sales	4,558	1,000	5,558

Gross profit	2,123	855	2,978
Gross profit %	32%	46%	35%
Operating expenses	1,767	641	2,408

Earnings from operations	356	214	570
Interest expense			(277)
Other income, net			60

Earnings before income tax expense			353
Income tax expense			0

Net income			$353

Assets	$20,314	$5,334	$25,648

Note 6.    Debt

Revolving lines of credit and current maturities of long term debt were $9,386 as of October 31, 2002 and consisted of $1,805 owed on the Company’s European line of credit, the entire balance of the Company’s U.S. line of credit of $5,508, and the current portion of the Company’s term debt of $2,073.

In October 2002, the Company received a term sheet to extend its principal credit agreement with its bank. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $85 at October 31, 2002. The Company’s lender has received the required approvals and is in the process of preparing the extension documents. The proposed terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will continue to be interest only with principal due May 31, 2003. The credit agreement continues the $1,500 term note (balance at October 31, 2002 of $1,400) with interest at prime plus 3.25%. Monthly payments will continue at $25 principal plus interest with the balance due May 31, 2003. Monthly payments on the existing note payable would continue at $56 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes would be secured by substantially all of the Company’s assets and would be cross-collateralized and cross-defaulted. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet

Note 7.    Comprehensive Income / Loss

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders’ equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the Company’s comprehensive income for the three months ended October 31, 2002 and 2001 was $309 and $410, respectively, vs. reported net income of $314 and $353 for those same periods.

Note 8.    Income Tax Expense

The Company had deferred tax assets of $581 and $446 at October 31, 2002 and July 31, 2002, respectively. For the three months ended October 31, 2002, income tax expense was recorded at the statutory rate of $146, net of the recognition of $135 of the deferred tax asset. The asset was recognized at this time because of the valuation allowance related to the Company’s deferred tax assets was deemed available to apply against a portion of current taxable earnings.

Note 9.    Basic and Diluted Income Per Common and Common Equivalent Share

For the three months ended October 31, 2002 and 2001, dilutive securities did not impact reported basic income per common and common equivalent share as there was minimal dilutive securities. At October 31, 2002 and 2001, there were 195 and -0- shares of stock options excluded from the computation of diluted income per share as their effect was antidilutive.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands)

General

SI Technologies, Inc. and Subsidiaries (“SI” or the “Company”) is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Acquisitions over the past five years have diversified the Company’s revenue base and positioned SI Technologies as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

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

Results of Operations

Sales
Net sales decreased by 8.2% to $7,836 for the quarter ended October 31, 2002 from $8,536 for the same period in the prior fiscal year. The industrial measurement product line declined 4% and the industrial automation line declined 23%. The decrease in sales is primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets.

Gross Profit
Although the Company has a lower sales volume noted above, gross profit in the first quarter increased by 2% to $3,035 from $2,978 when compared to the gross profit reported for the same period in the prior fiscal year. Gross profit as a percentage of sales was 39% in this year’s first quarter, as compared to 35% for the same period of the prior fiscal year. The gross profit increase resulted from the benefits of the cost reductions and outsourcing of manufacturing in the Company’s industrial measurement product line resulting in a 6% improvement in gross margin. The industrial automation gross margin declined 2% due to a change in mix to higher cost custom products.

Selling, General and Administrative Expenses
S G & A expenses increased 13% to $2,135 in the quarter October 31, 2002 as compared to $1,893 for the same period in the prior fiscal year. The S G & A expense increase of $242 is the result the expansion of the Company’s marketing efforts including staff additions of $63, new promotional programs of $48 and an increase in trade show and publication exposure. Additional costs of $40 resulted from a restructuring realignment of certain staff members from manufacturing overhead positions to administrative functions as a result of the change in the manufacturing function.

Research, Development and Engineering Expenses
RD & E expenditures decreased by 19% to $340 for the quarter ended October 31 2002, as compared to $420 for the same period in the prior fiscal year. In house engineering support of formerly outsourced activities allowed the Company to reduce RD&E expense $35, and reduction of other staff levels resulting in $37 of savings from similar levels of the prior year.

Interest Expense
Interest expense for the three months ended October 31, 2002 was $261 and $277. The decrease in interest expense was due to debt reduction of $1,027 during the past twelve months.

Income Tax Expense
Income tax expense for the three months ended October 31, 2002 and 2001 was $11 and $0 due to recognition of the deferred tax asset.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At October 31, 2002 the Company’s cash position was $301 compared to $238 at July 31, 2002. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company’s line of credit. Working capital improved to $1,140 at October 31, 2002 from $1,125 at July 31, 2002.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the three months ended October 31, 2002 was $385 as compared with $414 for the same period in the prior fiscal year. Cash provided by operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days, while account payable are settled in 56 days.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $200 in fiscal 2003 as compared to $118 in fiscal 2002.

In October 2002, the Company received a term sheet to extend its principal credit agreement with its bank. The Company is current with all provisions of the current debt agreement as of October 31, 2002. The Company’s lender has received all required approvals and is in the process of preparing the extension documents at terms essentially identical to the current debt instrument. The proposed terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line will continue to be interest only with principal due May 31, 2003. The credit agreement continues the $1,500 term note (Balance at October 31, 2002 of $1,400) with interest at prime plus 3.25%. Monthly payments will continue at $25 principal plus interest with the balance due May 31, 2003. Monthly payments on the existing note payable would continue at $56 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes would be secured by substantially all of the Company’s assets and would be cross-collateralized and cross-defaulted. The Company would be required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the term sheet.

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

SI TECHNOLOGIES, INC.

December 12, 2002	By:	/s/ RICK A. BEETS
Rick A. Beets President, CEO and CFO

CERTIFICATE

I, Rick A. Beets, certify that:

1)	I have reviewed this quarterly report of Form 10-K of SI Technologies;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ RICK A. BEETS
Rick A. Beets President, CEO and CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of SI Technologies, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rick A. Beets, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ RICK A. BEETS
Rick A. Beets President, Chief Executive Officer December 12, 2002