Form 10-Q
period 2003-01-31
SI TECHNOLOGIES INC
filed 2003-03-24
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10 - Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2003	Commission File Number 0-12370

SI TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3381440

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date.  3,579,935 shares of Common Stock, par value $.01, on March 20, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In Thousands Except Share Data)

	January 31, 2003	July 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash	$208	$238
Trade accounts receivable, less allowance for doubtful accounts of $164 and $251 respectively	5,572	5,570
Inventories, net	11,981	9,665
Other current assets	813	842

Total current assets	18,574	16,315
Property and equipment, net	1,889	1,968
Deferred income taxes	735	446
Intangible and other assets, net	7,069	7,053

	$28,267	$25,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$8,007	$7,300
Current maturities of long-term debt	2,048	2,148
Accounts payable	4,676	3,307
Accrued liabilities	2,629	2,435

Total current liabilities	17,360	15,190
Long-term debt, less current maturities	3,702	4,039
Other liabilities	229	360

Total Liabilities	21,291	19,589
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,579,935 issued and outstanding	36	36
Additional paid-in capital	10,377	10,377
Accumulated deficit	(3,328)	(3,995)
Accumulated other comprehensive loss	(109)	(225)

Total stockholders’ equity	6,976	6,193

	$28,267	$25,782

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In Thousands Except Share Data)
(Unaudited)

	For the three months ended January 31		For the six months ended January 31

	2003	2002	2003	2002

Net sales	$8,230	$8,014	$16,066	$16,551
Cost of sales	5,178	5,231	9,979	10,790

Gross profit	3,052	2,783	6,087	5,761

Operating expenses:
Selling, general and administrative	2,159	1,950	4,294	3,843
Research, development and engineering	353	302	693	722
Amortization of intangibles	8	90	16	185

	2,520	2,342	5,003	4,750

Earnings from operations	532	441	1,084	1,011
Interest expense	(243)	(212)	(503)	(489)
Other income (expense), net	47	(63)	81	(3)

Earnings before income tax expense (benefit)	336	166	662	519
Income tax expense (benefit)	(17)	—	(6)	—

NET INCOME	$353	$166	$668	$519

Income per common and common equivalent share-basic	$0.10	$0.05	$0.19	$0.15

Income per common and common equivalent share-diluted	$0.10	$0.05	$0.19	$0.15

Weighted average shares outstanding basic	3,579,935	3,579,935	3,579,935	3,579,935

Weighted average shares outstanding-diluted	3,642,759	3,579,935	3,607,119	3,579,935

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In Thousands Except Share Data)
(Unaudited)

	For the six months ended January 31

	2003	2002

Cash flows from operating activities:
Net income	$668	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	573
Deferred lease cost	(130)	(126)
Deferred income taxes	(289)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3)	467
Inventories	(2,317)	(777)
Other current assets	298	244
Accounts payable	1,369	994
Accrued liabilities and customer advances	(72)	(922)

Net cash provided by (used in) operating activities	(150)	972

Cash flows from investing activities:
Purchase of property and equipment	(181)	(80)

Net cash used in investing activities	(181)	(80)

Cash flows from financing activities:
Net borrowings on line of credit	707	(252)
Payments on long-term debt	(437)	(689)

Net cash provided by (used in) financing activities	270	(941)

Effect of translation adjustments on cash	31	(10)

Net decrease in cash	(30)	(59)
Cash at beginning of period	238	380

Cash at end of period	$208	$321

Cash paid during period for:
Interest	$503	$509

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.
Condensed Notes to Consolidated Financial Statements
(In Thousands Except Share Data)
(Unaudited)

Note 1.  Financial Statements
The unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at January 31, 2003 and the results of operations and cash flows for the three months and six months ended January 31, 2003 and 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003.  This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2002.

Note 2.  Significant Accounting Policies

          SI Technologies, Inc. designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. Additional disclosure regarding components of the Company’s businesses is in Note 5- Segment Information.

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

          Additionally, on long-term contracts, sales are recorded based on the percentage that incurred costs bear to the total estimated costs at completion. Estimated cost to complete is based on the budget, incurred cost, risk assessment of the cost, and is then adjusted for normal/historical variance of project actual versus budget. Estimated losses are recorded in total when they become evident. Such billings are generally made and collected in the subsequent year. These contracts are generally billed and collected based on contractual milestones throughout the project.

          Accounts receivables are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account can not reasonably be expected to be collected. Reserve balances are determined by management through analysis of past payment history and current financial status of the customers.

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

E.  Intangible Assets

                    Intangible assets primarily represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition. The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective August 1, 2002. In accordance with SFAS 142, the Company no longer amortizes goodwill. The Company has preliminarily completed its initial impairment test of goodwilland management has determined that none of the goodwill recorded as of August 1, 2002 was impaired. The fair value of the subsidiaries was determined using an estimate of future cash flows of the subsidiaries and a risk adjusted discount rate to compute a net present value of future cash flows.

As of January 31, 2003, the Company had the following amounts related to intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

Goodwill	$8,572	$1,586	$6,986
Other intangible assets	844	761	83

	$9,416	$2,347	$7,069

The balance of other intangible assets is estimated to be amortized as follows or the years ended July 31, 2003 $23, 2004-2007 $15.

The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the six months ended January 31, 2003 and 2002:

	2003	2002

Reported net income	$668	$519
Addback goodwill amortization	—	160

Adjusted net income	$668	$679

Basic earnings per share:
Reported net income	$0.19	$0.15
Goodwill amortization	—	0.04

Adjusted net income	$0.19	$0.19

Diluted earnings per share:
Reported net income	$0.19	$0.15
Goodwill amortization	—	0.04

Adjusted net income	$0.19	$0.19

F.  Impairment of long lived assets

          The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable.  The determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition.  When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

          The Company does not believe any impairment has occurred related to its long-lived assets at January 31, 2003.

G.  Product Warranty

          Product warranty costs are estimated and accrued at the time sales are recorded and are based upon actual operating history and changes in product mix. When specific warranty risks are identified, specific reserves are estimated and accrued.

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

Note 3.  Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Early application is encouraged.  Previously issued financial statements should not be restated.  The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

          In December 2002, the FASB has issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income ands, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented.

          Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the changes in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

          The amendments to the disclosures and the transition provisions of Statement 123 are effective for the fiscal years ending after December 15, 2002. The disclosaure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

Note 4. Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	January 31, 2003	July 31, 2002

	(Unaudited)
Raw Materials	$5,954	$4,767
Work in Process	1,468	1,162
Finished Goods	5,168	4,349

	12,590	10,278
Less reserve for excess and obsolete inventories	(609)	(613)

	$11,981	$9,665

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated

Three months ended January 31, 2003:
Net sales	$6,395	$1,835	$8,230
Cost of sales	4,057	1,121	5,178

Gross profit	2,338	714	3,052
Gross profit%	37%	39%	37%
Operating expenses	2,016	504	2,520

Earnings from operations	322	210	532
Interest expense			(243)
Other income, net			47

Earnings before income tax expense			336
Income tax benefit			(17)

Net income			$353

Assets	$23,662	$4,605	$28,267

Three months ended January 31, 2002:
Net sales	$6,021	$1,993	$8,014
Cost of sales	4,029	1,202	5,231

Gross profit	1,992	791	2,783
Gross profit %	33%	40%	35%
Operating expenses	1,702	640	2,342

Earnings from operations	290	151	441
Interest expense			(212)
Other expense net			(63)

Net income			$166

Assets	$20,103	$5,308	$25,411

	Industrial Measurement	Industrial Automation	SI Consolidated

Six months ended January 31, 2003:
Net sales	$12,821	$3,245	$16,066
Cost of sales	8,073	1,906	9,979

Gross profit	4,748	1,339	6,087
Gross profit%	37%	41%	38%
Operating expenses	4,002	1,001	5,003

Earnings from operations	746	338	1,084
Interest expense			(503)
Other income, net			81

Earnings before income tax benefit			662
Income tax benefit			(6)

Net income			$668

Six months ended January 31, 2002:
Net sales	$12,703	$3,848	$16,551
Cost of sales	8,588	2,202	10,790

Gross profit	4,115	1,646	5,761
Gross profit%	32%	43%	35%
Operating expenses	3,469	1,281	4,750

Earnings from operations	646	365	1,011
Interest expense			(489)
Other expense, net			(3)

Net income			$519

Note 6.  Debt

Revolving lines of credit and current maturities of long term debt were $10,055 as of January 31, 2003 and consisted of $2,145 owed on the Company’s European line of credit, the entire balance of the Company’s U.S. line of credit note of $5,862, and the current portion of the Company’s long-term debt of  $2,048.

In March 2003, the Company executed an extension to the principal credit agreement with its bank to May 31, 2003. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $610 at January 31, 2003. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line are interest only with principal due May 31, 2003. The credit agreement continues the $1,500 term note (balance at January 31, 2003 of $1,375) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due May 31, 2003. Monthly payments on the second note payable of $4,375 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and would be cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

Note 7.  Comprehensive Income / Loss

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates.  Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders’ equity.  Transaction gains and losses are included in income and have not been significant.   As a result of translation adjustments, the Company’s  comprehensive income for the three months ended January 31, 2003 and 2002 was $474 and $86, respectively, vs. reported net income of $353 and $166 for those same periods. Additionally, the Company’s  comprehensive income for the six months ended January 31, 2003 and  2002 was $784 and $496, respectively, vs. reported net income  of $668 and $519 for those same periods.

Note 8.  Income Tax Expense

The Company had deferred tax assets of $735 and $446 at January 31, 2003 and July 31, 2002, respectively. As a result of improved  operating results, management reduced the valuation allowance against deferred tax assets by $289 for the six months ended January 31, 2003.

For the six  months ended January 31, 2003,  income tax expense was recorded at the statutory rate of $283, net of the recognition of  $289 of the deferred tax asset. The asset was recognized at this time because of the valuation allowance related to the Company’s deferred tax assets was deemed available to apply against current taxable earnings.

Note 9.  Basic and Diluted Income Per Common and Common Equivalent Share

For the six months ended January 31, 2003 and 2002 there was no dilutive effect on earnings per common and common equivalent share. Excluded from the computation of diluted earnings per share are 27,184 options for the six months ended January 31, 2003 and none for January 31, 2002.

For the three months ended January 31, 2003 and 2002, there was no effect of dilutive securities on income per common and common equivalent share. Excluded from the computation of diluted earnings per share are 62,824 options at January 31, 2002.

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

The Company’s industrial automation product line comprises two distinct categories. The first is a standard product line of rugged, industrial, off-the-shelf air-cushion devices that allow a single person to easily and safely move loads weighing from a few hundred pounds to many tons. Standard products routinely move manufacturing fixtures, printing press bulky paper rolls, jet engines, and other heavy loads. The other category of the product line consists of engineered products. Engineered products and specialized systems designed and manufactured by the Company in recent years are currently moving 100,000-pound dies, launching ships, moving 4,500-ton stadium sections, transporting aerospace booster rockets moving and positioning large aircraft in constrained environments and moving large assemblies in and out of assembly line operations in numerous heavy equipment manufacturing facilities.

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

Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. These estimates are dependent on the Company’s assessment of current and expected orders from its customers. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. The Company reserves for potential excess and obsolete inventory based upon historical usage. Those items considered strategic inventory used to support a fifty-year plus product base are carried at cost. Items supporting reactivated product lines are carried at cost. Inventories that are considered obsolete are written off. This reserve account decreased to $608,790 as of January 31, 2003 from $612,854 as of July 31, 2002 due to the write off of obsolete inventory, the liquidation of old inventory through auction sales and the change in demand for the Company’s products. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold.

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

Results of Operations-Quarter ended January 31, 2003 vs. January 31, 2002

Sales

Net sales increased by 2.6% to $8,230 for the quarter ended January 31, 2003 from $8,014 for the same period in the prior fiscal year. The industrial measurement product line increased 6.2% to $6,395 at January 31, 2003 from $6,021 at January 31, 2002 while industrial automation line declined 7.9% from $1,993 at January 31, 2002 to $1,835 at January 31, 2003. The increase in the measurement product line occurred in the truck scale product lines and service while the decrease in industrial automation sales is primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets.

Gross Profit

Gross profit in the second quarter increased by 10% to $3,052 from $2,783 when compared to the gross profit reported for the same period in the prior fiscal year.  Gross profit as a percentage of sales was 37% in this year’s second quarter, as compared to 35% for the same period of the prior fiscal year.  The gross profit increase resulted from the benefits of the cost reductions and outsourcing of manufacturing in the Company’s industrial measurement product line resulting in a 4% improvement in gross margin from 33% in 2002 to 37% in 2003. The industrial automation gross margin declined 1% from 40% in January 2002 to 39% in January 2003 in mix to lower margin custom products.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased 11% to $2,159 in the quarter ended January 31, 2003 as compared to $1,950 for the same period in the prior fiscal year.  The Selling, General and administrative expense increase of $209 is the result the expansion of the Company’s marketing efforts including staff additions of $138, new promotional programs of $29 and an increase in trade show and publication exposure. Also contributing to the increase is  $43 for reclassifying of certain staff members from manufacturing overhead positions to administrative functions because of the change in the manufacturing function.

Research, Development and Engineering Expenses

Research, Development and Engineering expenditures increased by 17% to $353 for the quarter ended January 31 2003, as compared to $302 for the same period in the prior fiscal year. Engineering support of manufacturing accounted for all of the increase in these costs  from similar levels of the prior year.

Interest Expense

For the three months ended January 31, 2003, larger line of credit borrowings accounted for the increase in interest expense to $243 as compared to $212 for the same period in the prior fiscal year, while interest rates remained relatively stable.

Income Tax Expense
Income tax benefits for the three months ended January 31, 2003 and 2002 was $17 and $0 due to recognition of deferred tax assets.

Results of Operations-Six months ended January 31, 2003 vs. January 31, 2002

Sales

Net sales decreased by 2.9% to $16,066 for the six months ended January 31, 2003 from $16,551 for the same period in the prior fiscal year. The industrial measurement product line increased 1% while industrial automation line declined 15.7%, the increase in the measurement product line occurred in the truck scale product lines and service while the decrease in industrial automation sales is primarily attributable to continuation of the global manufacturing recession's impact on capital equipment markets.

Gross Profit

Gross profit through six months increased by 5.7% to $6,087 from $5,761 when compared to the gross profit reported for the same period in the prior fiscal year. Gross profit as a percentage of sales was 38% through January 31, 2003, compared to 34.8% for the same period of the prior fiscal year. The gross profit increase resulted from the benefits of the cost reductions and outsourcing of manufacturing in the Company's industrial measurement product line resulting in a 5% improvement in gross margin. The industrial automation gross margin declined 2% due to a change in mix to lower margin custom products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.7% to $4,294 in the six months ended January 31, 2003 as compared to $3,843 for the same period in the prior fiscal year. The Selling, General and administrative expense increase of $451 is the result the expansion of the Company's marketing efforts including staff additions of $201, new promotional programs of $77 and an increase in trade show and publication exposure. Also contributing to the increase is $83 for reclassifying of certain staff members from manufacturing overhead positions to administrative functions because of the change in the manufacturing function.

Research, Development and Engineering Expenses

Research, Development and Engineering expenditures decreased by 4% to $693 for the six months ended January 31, 2003, as compared to $722 for the same period in the prior fiscal year. In house engineering support of formerly outsourced activities allowed the Company to reduce RD&E expenses.

Interest Expense

For the six months ended January 31, 2003, larger line of credit borrowings accounted for the increase in interest expense to $503 as compared to $489 for the same periods in the prior fiscal year, while interest rates remained relatively stable.

Income Tax Expense
Income tax benefits for the six months ended January 31, 2003 and 2002 was $6 and $0 respectively due to recognition of the deferred tax asset.

Inflation
Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources
At January 31, 2003 the Company’s cash position was $208 compared to $238 at July 31, 2002. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital improved to  $1,214 at January 31, 2003 from  $1,125 at July 31, 2002.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash used in operating activities for the six months ended January 31, 2003  was $150 as compared with $972 provided by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days. The decrease in cash provided by operations from January 2002 to January 2003 of approximately $1.1million is due to increases in inventory as a result of receipts of product late in the quarter delayed during the recent West Coast dock strike for which the Company had provided other sources.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $250 in fiscal 2003 as compared to $118 in fiscal 2002.

In March 2003, the Company executed an extension to the principal credit agreement with its bank, to May 31, 2003. The Company is current with all provisions of the current debt agreement as of January 31, 2003. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime plus 2.75%. Monthly payments on the line are interest only with principal due May 31, 2003. The credit agreement includes the $1,500 term note (Balance at January 31, 2003 of $1,375) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due May 31, 2003. Monthly payments on the second note payable of $4,375 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

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

PART II - OTHER INFORMATION

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

SI TECHNOLOGIES, INC.

	By:	/s/ RICK A. BEETS

Rick A. Beets
March 20, 2003		President, CEO and CFO

	By:	/s/ DAVID M. GERNAK

David M. Gernak
March 20, 2003		Corporate Controller

CERTIFICATE

I, Rick A. Beets, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of SI Technologies;

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

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ RICK A. BEETS

Rick A. Beets

Certificate

I, David M. Gernak, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of SI Technologies;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

b)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ DAVID M. GERNAK

David M. Gernak Corporate Controller

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

          In connection with the Quarterly Report of SI Technologies, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rick A. Beets, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

          1.          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ RICK A. BEETS

Rick A. Beets
President, CEO and CFO
March 20, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of SI Technologies, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Gernak, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

3.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DAVID M. GERNAK

David M. Gernak March 20, 2003