Form 10-Q/A
period 2002-10-31
SI TECHNOLOGIES INC
filed 2003-05-05
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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
c)	represent in this quarterly report that the effectiveness of the disclosure controls and procedures are adequate as of the evaluation date.

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6)	The registrant’s other certifying officers and I indicate that in this quarterly report there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
c)	represent in this quarterly report that the effectiveness of the disclosure controls and procedures are adequate as of the evaluation date.

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6)	The registrant’s other certifying officers and I indicate that in this quarterly report there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

David M. Gernak December 12, 2002