Form 10-Q
period 2003-04-30
SI TECHNOLOGIES INC
filed 2003-06-23
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 2003	Commission File Number 0-12370

SI TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3381440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14192 Franklin Avenue, Tustin, California 92780

(Address of principal executive offices) (Zip Code)

714-505-6483

(Fax: 714 573-2034)

Registrant’s telephone number, including area code

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No    ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date. 3,886,309 shares of Common Stock, par value $.01, on June 23, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In Thousands Except Share Data)

	April 30, 2003	July 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$159	$$238
Trade accounts receivable, less allowance for doubtful accounts of $178 and $251 respectively	5,741	5,570
Inventories, net	12,023	9,665
Other current assets	796	842

Total current assets	18,719	16,315

Property and equipment, net	1,819	1,968

Deferred income taxes	831	446
Intangible and other assets, net	7,075	7,053

	$28,444	$25,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,955	$7,300
Current maturities of long-term debt	1,923	2,148
Accounts payable	4,635	3,307
Accrued liabilities	2,415	2,435

Total current liabilities	16,928	15,190

Long-term debt, less current maturities	3,534	4,039
Other liabilities	165	360

Total Liabilities	20,627	19,589

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 3,886,309 issued and outstanding	39	36
Additional paid-in capital	10,914	10,377
Accumulated deficit	(3,085)	(3,995)
Accumulated other comprehensive loss	(51)	(225)

Total stockholders’ equity	7,817	6,193

	$28,444	$25,782

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In Thousands Except Share Data)

(Unaudited)

	For the three months ended April 30		For the nine months ended April 30
	2003	2002	2003	2002
Net sales	$8,663	$7,759	$24,729	$24,310
Cost of sales	5,786	5,068	15,765	15,858

Gross profit	2,877	2,691	8,964	8,452

Operating expenses:
Selling, general and administrative	2,044	1,919	6,338	5,762
Research, development and engineering	432	289	1,125	1,011
Amortization of intangibles	8	90	24	275

	2,484	2,298	7,487	7,048

Earnings from operations	393	393	1,477	1,404
Interest expense	(235)	(201)	(738)	(690)
Other income, net	61	57	142	54

Earnings before income tax (expense) benefit	219	249	881	768
Income tax (expense) benefit	24	(52)	29	(52)

NET INCOME	$243	$197	$910	$716

Earnings per common and common equivalent share-basic	$.07	$0.05	$.25	$0.20

Earnings per common and common equivalent share-diluted	$.07	$0.05	$.25	$0.20

Weighted average shares outstanding basic	3,599,456	3,579,935	3,586,442	3,579,935

Weighted average shares outstanding-diluted	3,664,301	3,579,935	3,621,394	3,579,935

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands Except Share Data)

(Unaudited)

	For the nine months ended April 30
	2003	2002
Cash flows from operating activities:
Net income	$910	$716
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	496	842
Deferred lease cost	(196)	(144)
Deferred income taxes	(384)	—

Changes in operating assets and liabilities:
Trade accounts receivable	(172)	378
Inventories	(2,358)	(1,383)
Income taxes receivable/payable	364	—
Other current assets	25	384
Accounts payable	1,329	398
Accrued liabilities and customer advances	(361)	(830)

Net cash provided by (used in) operating activities	(347)	361

Cash flows from investing activities:
Purchase of property and equipment	(209)	(108)

Net cash used in investing activities	(209)	(108)

Cash flows from financing activities:
Net borrowings on line of credit	654	879
Proceeds from sale of common stock	540	—
Payments on long-term debt	(730)	(1,034)

Net cash provided by (used in) financing activities	464	(155)

Effect of translation adjustments on cash	13	11

Net increase (decrease) in cash	(79)	109
Cash at beginning of period	238	380

Cash at end of period	$159	$489

Cash paid during period for:
Interest	$734	$650

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Condensed Notes to Consolidated Financial Statements

(In Thousands Except Share Data)

(Unaudited)

Note 1. Financial Statements

The unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at April 30, 2003 and the results of operations for the three months and nine months ended April 30, 2003 and 2002 and the cash flows for the nine months ended April 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003. This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2002.

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

E. Intangible Assets

Intangible assets primarily represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition. The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective August 1, 2002. In accordance with SFAS 142, the Company no longer amortizes goodwill. The Company has preliminarily completed its initial impairment test of goodwill and management has determined that none of the goodwill recorded as of August 1, 2002 was impaired. The fair value of the subsidiaries was determined using an estimate of future cash flows of the subsidiaries and a risk adjusted discount rate to compute a net present value of future cash flows.

As of April 30, 2003, the Company had the following amounts related to intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Goodwill	$8,586	$1,586	$7,000
Other intangible assets	844	769	75

	$9,430	$2,355	$7,075

The balance of other intangible assets is estimated to be amortized at $23 for the year ended July 31, 2003, and $15 per year in 2004-2007.

The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the nine months ended April 30, 2003 and 2002:

	2003	2002
Reported net income	$910	$716
Addback goodwill amortization	—	275

Adjusted net income	$910	$991

Basic earnings per share:
Reported net income	$0.25	$0.20
Goodwill amortization	—	0.08

Adjusted net income	$0.25	$0.28

Diluted earnings per share:
Reported net income	$0.25	$0.20
Goodwill amortization	—	0.08

Adjusted net income	$0.25	$0.28

F. Impairment of long lived assets

The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company does not believe any impairment has occurred related to its long-lived assets at April 30, 2003.

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

J. Stock-Based Compensation Plans

The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s net income and income per share would have been the following pro forma amounts (unaudited):

	Three Months Ended April 30, 2003	April 30, 2002
Net Income:
As Reported	$243	$197
Pro Forma	$168	$197
Basic and diluted income per share:
As Reported	.10	.05
Pro Forma	.07	.05

	Nine Months Ended April 30, 2003	April 30, 2002
Net Income:
As Reported	$910	$716
Pro Forma	$835	$716
Basic and diluted income per share:
As Reported	.25	.20
Pro Forma	.25	.20

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 3% and 4.05%; expected dividend yields of 0 percent; expected lives of 5 years and expected volatility of 72 % and 69% percent. The weighted-average fair value of options granted during the periods ending April 30, 2003, and 2002, for which the weighted average exercise price equals the market price on the grant date was $1.17 and $.88, respectively. The option or warrant exercise price is equal to or more than the stock’s market price on date of grant.

Note 3. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) approved for issuance SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the Statement’s initial application. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management believes implementation of this standard will not have a material effect upon the Company’s financial statements.

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

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	April 30, 2003	July 31, 2002
	(Unaudited)
Raw Materials	$5,706	$4,767
Work in Process	1,350	1,162
Finished Goods	5,605	4,349

	12,661	10,278
Less reserve for excess and obsolete inventories	(638)	(613)

	$12,023	$9,665

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

Segment Information

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended April 30, 2003:
Net sales	$6,796	$1,867	$8,663
Cost of sales	4,639	1,147	5,786

Gross profit	2,157	720	2,877
Gross profit %	32%	39%	33%
Operating expenses	1,977	507	2,484

Earnings from operations	180	213	393
Interest expense			(235)
Other income, net			61

Earnings before income tax benefit			219
Income tax benefit			24

Net income			$243

Assets	$23,834	$4,610	$28,444

Three months ended April 30, 2002:
Net sales	$6,097	$1,662	$7,759
Cost of sales	4,116	952	5,068

Gross profit	1,981	710	2,691
Gross profit %	32%	43%	35%
Operating expenses	1,697	601	2,298

Earnings from operations	284	109	393
Interest expense			(201)
Other income, net			57

Earnings before income tax expense			249
Income tax expense			(52)

Net income			$197

Assets	$21,012	$4,925	$25,937

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended April 30, 2003:
Net sales	$19,617	$5,112	$24,729
Cost of sales	12,712	3,053	15,765

Gross profit	6,905	2,059	8,964
Gross profit %	35%	40%	36%
Operating expenses	5,979	1,508	7,487

Earnings from operations	926	551	1,477
Interest expense			(738)
Other income, net			142

Earnings before income tax benefit			881
Income tax benefit			29

Net income			$910

Nine months ended April 30, 2002:
Net sales	$18,801	$5,509	$24,310
Cost of sales	12,704	3,154	15,858

Gross profit	6,097	2,355	8,452
Gross profit %	32%	43%	35%
Operating expenses	5,167	1,881	7,048

Earnings from operations	930	474	1,404
Interest expense			(690)
Other expense, net			54

Earnings before income tax expense			768
Income tax expense			(52)

Net income			$716

Note 6. Debt

Revolving lines of credit and current maturities of long term debt were $9,878 as of April 30, 2003 and consisted of $2,285 owed on the Company’s European line of credit, $5,670 owed on the Company’s U.S. line of credit and the current portion of the Company’s long-term debt of $1,923.

In June 2003, the Company executed an extension to the principal credit agreement with its bank to August 31, 2003. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $830 at April 30, 2003. The inventory component of the borrowing base will be reduced monthly from $4,000 to $3,750, with the available credit line unchanged at $6,500. The terms provide for a revolving line of credit up to a maximum of $6,500 with interest at prime (4.25% at April 30, 2003) plus 2.75% (balance at April 30, 2003 of $5,670). Monthly payments on the line are interest only with principal due August 31, 2003. The credit agreement continues the $1,500 term note (balance at April 30, 2003 of $1,250) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due August 31, 2003. Monthly payments on the second note payable of $4,207 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

Note 7. Comprehensive Income/Loss

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on period end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders’ equity. Transaction gains and losses are included in income and have not been significant. As a result of translation adjustments, the Company’s comprehensive income for the three months ended April 30, 2003 and 2002 was $269 and $261, respectively, vs. reported net income of $243 and $197 for those same periods. Additionally, the Company’s comprehensive income for the nine months ended April 30, 2003 and 2002 was $1,084 and $757, respectively, vs. reported net income of $910 and $716 for those same periods.

Note 8. Income Tax Expense

The Company had deferred tax assets of $831 and $446 at April 30, 2003 and July 31, 2002, respectively. As a result of improved operating results, management reduced the valuation allowance against deferred tax assets by $353 during the three months ended April 30, 2003.

For the nine months ended April 30, 2003, income tax expense was recorded at the statutory rate of $356, net of the recognition of $385 of the deferred tax asset. The asset was recognized at this time because of the valuation allowance related to the Company’s deferred tax assets was deemed available to apply against current taxable earnings.

Note 9. Basic and Diluted Income Per Common and Common Equivalent Share

For the nine months ended April 30, 2003 and 2002, there was no dilutive effect on earnings per common and common equivalent share. Excluded from the computation of diluted earnings per share are 34,835 options for the nine months ended April 30, 2003 and none for April 30, 2002.

For the three months ended April 30, 2003 and 2002, there was no effect of dilutive securities on income per common and common equivalent share. Excluded from the computation of diluted earnings per share are 64,125 options at April 30, 2003 and none for April 30, 2002.

Note 10. Changes in Securities and Use of Proceeds

During the 3rd Quarter, stock options were exercised for 25,000 shares at a total price of $40,025.

On April 22, 2003, the Company sold an aggregate of 281,374 shares of the Company’s common stock (the “Common Stock”) to two accredited investors, Ralph E. Crump (Chairman of the Board, Treasurer, and Director of the Company) and his wife, Marjorie Crump, for a total sale price of $500,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

In connection with the offering the Company also issued a five-year warrant to purchase 56,275 shares of Common Stock to Ralph E. Crump and five-year warrant to purchase 56,275 shares of Common Stock to Marjorie Crump. The warrants have an exercise price of $2.50 per share.

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

Changes in Securities and Use of Proceeds

On April 22, 2003, the Company sold an aggregate of 281,374 shares of the Company’s common stock (the “Common Stock”) to two accredited investors, Ralph E. Crump (Chairman of the Board, Treasurer, and Director of the Company) and his wife, Marjorie Crump, for a total sale price of $500,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

In connection with the offering the Company also issued a five-year warrant to purchase 56,275 shares of Common Stock to Ralph E. Crump and five-year warrant to purchase 56,275 shares of Common Stock to Marjorie Crump. The warrants have an exercise price of $2.50 per share.

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

Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. These estimates are dependent on the Company’s assessment of current and expected orders from its customers. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. The Company reserves for potential excess and obsolete inventory based upon historical usage. Those items considered strategic inventory used to support a fifty-year plus product base are carried at cost. Items supporting reactivated product lines are carried at cost. Inventories that are considered obsolete are written off. This reserve account increased to $638,083 as of April 30, 2003 from $612,854 as of July 31, 2002 due to additional provisions for obsolete inventory in excess of the liquidation of old inventory through auction sales. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold.

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

Stock-Based Compensation Plans

The Company accounts for its stock option and warrant plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuances to employees. Options and Warrant issued to non-employees (other than directors) are accounted for based on the fair value of the equity instrument issued. The fair value is determined based on the Black-Scholes method. The resulting value is amortized over the service period

Results of Operations-Quarter ended April 30, 2003 vs. April 30, 2002

Sales

Net sales increased by 11.7% to $8,663 for the quarter ended April 30, 2003 from $7,759 for the same period in the prior fiscal year. The industrial measurement product line increased 11.5% to $6,796 at April 30, 2003 from $6,097 at April 30, 2002 and the industrial automation line increased 12.3% from $1,662 at April 30, 2002 to $1,867 at April 30, 2003. The increase in the measurement product line occurred in the truck scale product lines and specialty scales because of the Company’s marketing efforts in these specific areas. The increase in industrial automation sales is in the standard products evidencing a turnaround of the global manufacturing recession in capital equipment markets.

Gross Profit

Gross profit in the third quarter increased by 7% to $2,877 from $2,691 when compared to the gross profit reported for the same period in the prior fiscal year. Gross profit as a percentage of sales however was 33% in this year’s third quarter, as compared to 35% for the same period of the prior fiscal year. The gross profit increase resulted from higher level of sales, while in the Company’s industrial measurement product line gross margin held steady at 32%. The industrial automation gross margin declined 4% from 43% in April 2002 to 39% in April 2003 due to a change in mix to lower margin custom products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.5% to $2,044 in the quarter ended April 30, 2003 as compared to $1,919 for the same period in the prior fiscal year. The expense increase of $125 is the result of the Company’s expanded marketing efforts including staff additions of $55 and new promotional programs of $11. Also contributing to the increase is $62 for reclassifying of certain staff members from manufacturing overhead positions to administrative functions because of the change in the manufacturing function.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 49.8% to $432 for the quarter ended April 30 2003, as compared to $289 for the same period in the prior fiscal year. Salary for engineering support of manufacturing accounted for the increase in these costs from similar levels of the prior year.

Interest Expense

For the three months ended April 30, 2003, larger line of credit borrowings accounted for the increase in interest expense to $235 as compared to $201 for the same period in the prior fiscal year, while interest rates remained relatively stable.

Income Tax Expense

Income tax benefit (expense) for the three months ended April 30, 2003 and 2002 was $24 and ($52) due to tax accrued at statutory rates net of the reduction of the valuation allowance for the deferred tax assets.

Results of Operations-Nine months ended April 30, 2003 vs. April 30, 2002

Sales

Net sales increased by 1.7% to $24,729 for the nine months ended April 30, 2003 from $24,310 for the same period in the prior fiscal year. The industrial measurement product line increased 4.3% to $19,617 from $18,801 while industrial automation line declined 7.2% to $5,112 from $5,509. The increase in the measurement product line occurred in the truck scale product lines while the decrease in industrial automation sales is primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets through the first two quarters of the fiscal year, but noted a marked turnaround during the most recent third quarter.

Gross Profit

Gross profit through nine months increased by 6% to $8,964 from $8,452 when compared to the gross profit reported for the same period in the prior fiscal year. Gross profit as a percentage of sales was 36% through April 30, 2003, as compared to 35% for the same period of the prior fiscal year. The gross profit increase resulted from the benefits of the cost reductions and outsourcing of manufacturing in the Company’s industrial measurement product line resulting in a 3% improvement in gross margin. The industrial automation gross margin declined 3% due to a change in mix to lower margin custom products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $6,341 in the nine months ended April 30, 2003 as compared to $5,762 for the same period in the prior fiscal year. The increase of $579 is the result the expansion of the Company’s marketing efforts including staff additions of $382 and new promotional programs of $32. Also contributing to the increase is $165 for reclassifying of certain staff members from manufacturing overhead positions to administrative functions because of the change in the manufacturing function.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 11% to $1,126 for the nine months ended April 30 2003, as compared to $1,011 for the same period in the prior fiscal year. Engineering support of manufacturing and related travel to installation sites accounted for all of the increase in these costs from similar levels of the prior year.

Interest Expense

For the nine months ended April 30, 2003, larger line of credit borrowings accounted for the increase in interest expense to $738 as compared to $690 for the same period in the prior fiscal year, while interest rates remained relatively stable.

Income Tax Expense

Income tax benefit (expense) for the nine months ended April 30, 2003 and 2002 was $2 and ($52) respectively due to tax accrued at statutory rates net of the reduction of the valuation allowance for deferred tax assets.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At April 30, 2003 the Company’s cash position was $159 compared to $238 at July 31, 2002. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital improved to $1,791 at April 30, 2003 from $1,125 at July 31, 2002.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash used in operating activities for the nine months ended April 30, 2003 was $347 as compared with $361 provided by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days. The decrease in cash provided by operations from July 2002 to April 2003 due to approximately $2.4 million is increase in inventory.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $250 in fiscal 2003 as compared to $108 in fiscal 2002.

In June 2003, the Company executed an extension to the principal credit agreement with its bank to August 31, 2003. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $830 at April 30, 2003. The inventory component of the borrowing base will be reduced monthly from $4,000 to $3,750 with the available credit line unchanged at $6,500. The credit agreement provide for a revolving line of credit up to a maximum of $6,500 with interest at prime (4.25% at April 30, 2003) plus 2.75% (balance at April 30, 2003 of $5,670). Monthly payments on the line are interest only with principal due August 31, 2003. The credit agreement continues the $1,500 term note (balance at April 30, 2003 of $1,250) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due August 31, 2003. Monthly payments on the second note payable of $4,207 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends

On April 22, 2003, the Company sold an aggregate of 281,374 shares of the Company’s common stock (the “Common Stock”) to two accredited investors, Ralph E. Crump (Chairman of the Board, Treasurer, and Director of the Company) and his wife, Marjorie Crump, for a total sale price of $500,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

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

Controls and Procedures.

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

Item 6 — Exhibits and Reports on Form 8-K

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

SI TECHNOLOGIES, INC.

By:	/s/ RICK A. BEETS
Rick A. Beets President, CEO and Principal Executive Officer

June 23, 2003

By:	/s/ DAVID M. GERNAK
David M. Gernak Corporate Controller and Principal Accounting Officer

June 23, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

Date: June 23, 2003

/s/    Rick A. Beets

Rick A. Beets

President, CEO and Principal Executive Officer

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6)	The registrant’s other certifying officer and I have indicated that in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003

/s/    David M. Gernak

David M. Gernak

Corporate Controller and Principal Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of SI Technologies, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rick A. Beets, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 23, 2003 /s/ Rick A. Beets Rick A. Beets President, CEO and Principal Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of SI Technologies, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David M. Gernak, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. § 1350, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 20, 2003 /s/ David M. Gernak David M. Gernak Corporate Controller and Principal Accounting Officer