Form 10-Q/A
period 2003-04-30
SI TECHNOLOGIES INC
filed 2003-07-15
CIK 719582

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

J. Stock-Based Compensation Plans

The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s net income and income per share would have been the following pro forma amounts (unaudited):

	Three Months Ended April 30, 2003	April 30, 2002
Net Income:
As Reported	$243	$197
Pro Forma	$288	$197
Basic and diluted income per share:
As Reported	.07	.05
Pro Forma	.08	.05

	Nine Months Ended April 30, 2003	April 30, 2002
Net Income:
As Reported	$910	$716
Pro Forma	$835	$716
Basic and diluted income per share:
As Reported	.25	.20
Pro Forma	.23	.20

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $6,338 in the nine months ended April 30, 2003 as compared to $5,762 for the same period in the prior fiscal year. The increase of $576 is the result the expansion of the Company’s marketing efforts including staff additions of $382 and new promotional programs of $32. Also contributing to the increase is $165 for reclassifying of certain staff members from manufacturing overhead positions to administrative functions because of the change in the manufacturing function.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 11% to $1,125 for the nine months ended April 30 2003, as compared to $1,011 for the same period in the prior fiscal year. Engineering support of manufacturing and related travel to installation sites accounted for all of the increase in these costs from similar levels of the prior year.

Interest Expense

For the nine months ended April 30, 2003, larger line of credit borrowings accounted for the increase in interest expense to $738 as compared to $690 for the same period in the prior fiscal year, while interest rates remained relatively stable.

Income Tax Expense

Income tax benefit (expense) for the nine months ended April 30, 2003 and 2002 was $29 and ($52) respectively due to tax accrued at statutory rates net of the reduction of the valuation allowance for deferred tax assets.

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