Form 10-K
period 2003-07-31
SI TECHNOLOGIES INC
filed 2003-11-19
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

Commission file number 0-12370

SI TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3381440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14192 Franklin Avenue, Tustin, CA 92780

(Address of principal executive offices) (Zip Code)

714-505-6483

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g):

Common Stock, par value $.01 per share

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange A Rule 12b-2) Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the NASDAQ national market on January 31, 2003 is $4,032,410.

The number of shares outstanding of each of the registrant’s common stock as of October 31, 2003 was 4,026,996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual meeting of Stockholders to be held on December 11, 2003 are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

General

SI Technologies, Inc. and subsidiaries (“SI”, “SI Technologies” or the “Company”) is a designer, manufacturer and marketer of high-performance industrial sensors, weighing and factory automation systems, and related products. Acquisitions over the past seven years have diversified the Company’s revenue base and positioned SI as an integrator of technologies, products and companies that are enabling SI to become a leading global provider of devices, equipment and systems that handle, measure and inspect goods and materials. SI products are used throughout the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

Since 1996, the Company has been capitalizing on its technology and existing customer relationships through product and market expansion in selected segments of a $70 billion industrial measurement and automation industry.

The Company was incorporated in California on May 29, 1979 as Invention, Design, Engineering Associates, Inc. and was reincorporated in Delaware on April 20, 1983. In February 1996, the Company changed its name to SI Technologies, Inc. The name SI Technologies serves to preserve a loyal customer following in the Company’s dynamic weighing systems business while at the same time representing the broader technologies and business interests of the Company.

The Company’s principal executive offices and headquarters are located at 14192 Franklin Avenue, Tustin, California. Headquarters communication information is as follows: telephone, 714-505-6483, fax, 714-573-2034, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.

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

The Company generates leads through a full complement of marketing practices, including advertisement in industry publications, direct-mail advertising, trade show participation and telemarketing. Headquarters and subsidiary personnel initiate the Company’s sales process on all inquiries by providing the inquirer with information on Company products and services and qualifying the lead. After qualification, inquiries are either maintained in sales for follow-up by Company sales personnel and distribution, or dispatched to engineering for design, cost estimating and preparation of price quotations or bid packages.

Due to the Company’s mix of standard off-the-shelf products and custom-engineered products, the time period between initial inquiry, purchase order receipt and shipment varies widely. Standard product orders are normally shipped within one to three days of purchase order receipt at published prices and with trade terms of FOB factory and 30 days net. Engineered products and projects are subject to specific contract terms negotiated between the Company and customer. Typically, contract terms provide for progress payments, provision for change orders and, on longer-term projects, provision for inflation- based price adjustment. On certain projects, the Company provides complete site preparation, system installation, start-up and customer training services. In this capacity, from time to time, the Company serves as a contractor on a time and material basis. The Company’s business is not seasonal in nature.

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

Market diversity is a growing competitive advantage for SI. Over the past few years, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company’s traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh cross-selling of products and integration of Company sales organizations have steadily increased market share in several markets including, aggregate, aviation, and construction industries. With the acquisition of AeroGo in fiscal 1997, and the acquisitions of NV Technology, Allegany Technology and Revere Transducers in fiscal 1998, the Company has further expanded its market diversity and potential for revenue synergies. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 47% of inventory in finished goods. While the Company manufacturers the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

Competition

Competition in the industrial measurement and automation equipment and system industry is extremely fragmented with approximately 6,000 manufacturers and a greater number of distributors and service companies. To the Company’s knowledge, there are no competitors with the same product mix as SI. Direct competitors (competing head-to-head with similar products) normally compete on a single product line and are smaller and may have less financial resources than SI. General industry-wide competitors (competing with alternative conventional products) range from very small, local companies to large, international companies with greater financial resources than SI.

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

Competition in load handling and factory automation products is similar to weighing system products. In the air and water bearing product line, all competitors are smaller, privately held companies which may have less financial resources than the Company. Direct competitors include Airfloat, Hovair, and Aircaster. In custom-engineered products and projects, the Company normally competes as a substitute or alternative product versus conventional material-handling equipment manufactured by companies ranging in size from much smaller to significantly larger than the Company.

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

The Company has been unable to sublet the Maryland facility. An additional restructuring charge of $486,000 was recorded in 2003 representing the balance of lease payments for the facility. The Company will continue to actively market it, however at this time, it is uncertain if a suitable tenant can be found within the lease period. See additional discussion in Item 7.

Goodwill Impairment

As a result of the evaluation of its Allegany Technology subsidiary in connection with the restructuring plan in 2001 noted above, the Company estimated the discounted future cash flows of the continuing products, and determined that almost 40% of the remaining goodwill associated with the acquisition of companies previously incorporated into the Allegany Technology operation has been impaired. In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a $2,000,000 charge for goodwill impairment was recorded in operating expenses for the quarter ended April 30, 2001.

Backlog

At July 31, 2003, the Company’s backlog was $3,093,000, compared with $4,286,000 on July 31, 2002. The Company’s backlog consists of written orders and commitments believed to be firm, approximately 95% of which is shippable in fiscal 2004. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company’s future performance.

Employees

At July 31, 2003, the Company employed 240 full time employees.

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

Financial Information about Foreign Operations

Foreign Operations

Included in the consolidated balance sheet at July 31, 2003 are the identifiable assets of the Company’s subsidiary, Revere Transducers Europe B.V., which total approximately $4,327,000. The Company acquired Revere Transducers Europe, located in the Netherlands, at July 1, 1998.

The Company derives approximately 59% of its revenues from customers within the United States. Approximately 30% come from sales to customers in 16 different countries in Europe. The balance of sales are to Canada, Mexico and Latin America. Sales outside the United States are primarily to developed countries.

For additional information regarding foreign assets and operations, see Note K to the Consolidated Financial Statements included herein.

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

The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company’s business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms. The Company has readied the Maryland facility for sublet, and is currently actively marketing it, however due to local market conditions, the Company can not make any assurances that the facility will be sublet.

ITEM 3.    LEGAL PROCEEDINGS

The Company is engaged in various legal actions as of July 31, 2003. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these actions will not have a material impact on the Company’s consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the quarter ended July 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 31, 2003, there were 199 shareholders of record of the Company’s Common Stock. Management believes this represents approximately 600 beneficial owners of SI common stock. SI’s common stock is traded on the over-the-counter market on the NASDAQ system under the symbol “SISI.” The Company has not declared nor paid any dividends since its inception. The following chart describes the price range of Common Shares of SI, as quoted by NASDAQ as the last closing price, by quarter for fiscal 2003 and 2002:

Price Range of Common Shares

	2003		2002
	High	Low	High	Low
1st Quarter	1.55	.50	1.88	.90
2nd Quarter	2.28	1.05	3.40	1.00
3rd Quarter	2.07	1.45	1.88	1.15
4th Quarter	3.79	1.62	1.67	1.04

Dividend Policy

The Company has never declared nor paid cash dividends on the Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

Equity Compensation Plan Information

The following tables summarize information concerning currently outstanding and exercisable stock options:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	682,500	$2.49	17,500
Equity compensation plans not approved by security holders	168,824	$2.50	None
TOTAL	851,324	$2.49	17,500

On April 22, 2003, the Company sold an aggregate of 281,374 shares of the Company’s common stock (the “Common Stock”) to two accredited investors, Ralph E. Crump (Chairman of the Board, Treasurer, and Director of the Company) and his wife, Marjorie Crump, for a total sale price of $500,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. In connection with the offering the Company also issued a five-year warrant to purchase 56,275 shares of Common Stock to Ralph E. Crump and five-year warrant to purchase 56,275 shares of Common Stock to Marjorie Crump. The warrants have an exercise price of $2.50 per share. Both Ralph E. Crump and Marjorie Crump have signed an agreement with the Company agreeing not to exercise these warrants, purchase any additional shares of common stock or obtain any benefit associated with holding the Common Stock of the warrants until shareholder approval of this sale is obtained at the 2003 Annual Meeting of Stockholders.

In June 2003, the Company sold an aggregate of 140,687 shares of Common Stock to 4 additional unaffiliated accredited investors, for a total sale price of $250,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. In connection with the offering the Company also issued a five-year warrants to purchase 56,275 shares of Common Stock to these investors. The warrants have an exercise price of $2.50 per share

ITEM 6.    SELECTED FINANCIAL DATA

Year ended July 31:

	2003	2002	2001	2000	1999
Net sales	$33,047,000	$32,613,000	$36,291,000	$41,329,000	$44,689,000
Net earnings (loss)	1,197,000	1,673,000	(7,128,000)	351,000	(230,000)
Net earnings (loss) per share basic	.33	.47	(2.00)	.10	(.07)
Net earnings (loss) per share diluted	.32	.47	(2.00)	.09	(.07)
Total assets	26,943,000	25,782,000	25,910,000	33,018,000	37,668,000
Long-term debt, less current portion	3,366,000	4,039,000	—	10,809,000	11,418,000
Other long-term obligations	408,000	360,000	569,000	976,000	1,423,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As an aid to understanding the Company’s operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated. Since 1996, the Company has acquired five businesses.

Total SI Technologies

	Year ended July 31,			Percent Increase/(Decrease)
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Net sales	100.0%	100.0%	100.0%	1.3%	(10.1)%
Cost of sales	65.1	64.1	67.1	2.9	(14.2)

Gross profit	34.9	35.9	32.9	(1.5)	(1.9)

Selling, general and administrative	25.8	24.6	24.7	6.4	(10.6)
Research, development and engineering	4.7	4.3	4.4	12.8	(14.4)
Amortization of intangibles	-0-	1.1	1.2	(100.0)	(14.3)
Restructuring charges	1.6	-0-	10.6	100.0	(100.0)
Goodwill impairment loss	-0-	-0-	5.5	-0-	(100.0)

Operating expenses	32.1	30.0	46.4	8.4	(42.0)

Operating profit	2.8	5.9	(13.5)	(51.5)	139.5
Interest expense	(2.9)	(2.8)	(4.3)	8.0	(42.2)
Other income	0.5	0.3	0.0	62.8	754.5

Earnings (loss) before income tax expense	0.4	3.4	(17.8)	(89.5)	117.5
Income tax (expense) benefit	3.2	1.7	(1.8)	99.6	181.6

Net income (loss)	3.6	5.1	(19.6)	(29.5)	123.5

Industrial Measurement

	Year ended July 31,			Percent Increase/(Decrease)
	2002	2002	2001	2003 vs. 2002	2002 vs. 2001
Net sales	100.0%	100.0%	100.0%	4.4%	(10.2)%
Cost of sales	67.0	66.2	70.7	5.6	(15.8)

Gross profit	33.0	33.8	29.3	(2.0)	3.4

Selling, general and administrative	24.1	22.0	22.9	14.3	(13.9)
Research, development and engineering	5.0	4.6	4.7	12.8	(11.9)
Amortization of intangibles	-0-	.7	.9	(95.1)	(24.0)
Restructuring charges	1.8	-0-	13.6	100.0	(100.0)
Goodwill impairment loss	-0-	-0-	7.1	-0-	(100.0)

Operating expenses	30.9	27.3	49.2	18.1	(50.0)

Operating profit	2.1	6.5	(19.9)	(66.4)	(129.1)

Industrial Automation

	Year ended July 31,			Percent Increase/ (Decrease)
	2002	2002	2001	2003 vs. 2002	2002 vs. 2001
Net sales	100.0%	100.0%	100.0%	(9.5)%	(9.9)%
Cost of sales	57.2	56.4	54.3	(8.2)	(6.5)

Gross profit	42.8	43.6	45.7	(11.1)	(14.1)

Selling, general and administrative	32.0	33.8	31.1	(11.7)	(2.0)
Research, development and engineering	4.7	4.3	4.4	12.7	(14.4)
Amortization of intangibles	-0-	2.4	2.2	(100.0)	(0.0)

Operating expenses	36.7	39.3	36.9	(15.3)	(4.3)

Operating profit	6.1	4.3	8.7	27.1	(55.7)

NET SALES

Net sales for the year ended July 31, 2003 increased to $33,047,000 or 1.3% from $32,613,000 for the year ended July 31, 2002. The increase in sales in industrial measurement products is primarily attributable to favorable exchange rates from Euros to the dollar. Sales of industrial automation products decreased $682,000 or 9.5%, due to decreased volume demand for these products resulting from lower capital equipment spending globally.

Net sales for the year ended July 31, 2002 declined to $32,613,000 or 10.1% from $36,291,000 for the year ended July 31, 2001. The decrease in sales was primarily attributable to continuation of the global manufacturing recession’s impact on capital equipment markets. Following a sales decline of 7-16% year-over-year in the first three quarters of 2002, the fourth quarter sales were comparable to 2001. Sales of industrial automation products decreased $796,000 or 9.9%.

GROSS PROFIT

Gross profit for the year ended July 31, 2003 decreased $180,000 or 1.5% to $11,539,000 from $11,719,000 for the year ended July 31, 2002. The decrease in gross profit was primarily attributable to continued downward price pressure in many of the Company products, and a shift to lower margin products during the second half of the year as product mix continued to shift between scale components and complete scale systems. Traditionally, the Company’s complete scale system products earn substantially higher gross profit than the load cell or scale components product line.

Gross profit for the year ended July 31, 2002 decreased $230,000 or 1.9% to $11,719,000 from $11,949,000 for the year ended July 31, 2001. The decrease in gross profit was primarily attributable to lower sales volume, however, the contribution of the benefit of outsourcing products to lower cost producers resulted in a significant improvement in the gross margin percentage. The corresponding gross margins for the periods were 35.9% and 32.9%, respectively. The year-over-year increase in gross margin was the result of the consolidation of the Company’s operations and placing into effect the restructuring.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended July 31, 2003 and 2002 were $8,537,000 and $8,023,000 respectively. The increase of $514,000 or 6.4%, was the result the expansion of the Company’s marketing efforts including staff additions of $418,000. Selling, general and administrative expenses as a percentage of sales were 25.8% in 2003 as compared to 24.6% in 2002. Selling, general and administrative expenses for industrial automation decreased by $285,000 or 11.7% as a result of lower sales activity and reductions of administrative costs where practical.

Selling, general and administrative expenses for the years ended July 31, 2002 and 2001 were $8,023,000 and $8,971,000, respectively. Selling, general and administrative expenses as a percentage of sales were 24.6% in 2002 as compared to 24.7% in 2001. The decrease in total expenditures was the result of consolidating the Company’s sales, administrative and engineering functions, resulting in a $561,000 reduction in personnel costs.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses for the years ended July 31, 2003 and 2002 were $1,565,000 and $1,388,000, respectively. The increase of $177,000 or 12.8% represents salaries for engineering support of manufacturing. The Company’s expenditures are primarily for sales, manufacturing and customer support and development of product enhancements.

Research, development and engineering expenses for the years ended July 31, 2002 and 2001 were $1,388,000 and $1,621,000, respectively. This is a decrease of $233,000 or 14.4%, attributable primarily to a reduction in personnel costs of approximately $100,000. The decrease was also attributable to the business unit combinations and facility consolidation implemented during the year.

AMORTIZATION EXPENSES

In 2003, amortization of goodwill was discontinued when the Company changed the treatment of amortization of goodwill to comply with SFAS 142, “Goodwill and Intangible Assets.”

Intangible amortization expenses amounted to $365,000 in 2002 as compared to $426,000 in 2001, and were lower due to the impairment in the carrying value of the unamortized goodwill recorded during the 2001 restructuring.

INTEREST AND OTHER INCOME

Interest expense in 2003 was $976,000 in comparison to $904,000 in 2002. A larger line of credit borrowings accounted for the increase in interest expense as compared to the same period in the prior fiscal year, while interest rates remained relatively stable. Other income was $153,000 in 2003 as compared to $94,000 in 2002.

Interest expense for 2002 decreased $660,000 or 42.2% from $1,564,000 in 2001 to $904,000 in 2002. This decrease was directly attributable to lower interest rates during the current year in comparison to the prior year and a reduction of overall debt of $1,027,000.

RESTRUCTURING CHARGES

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

The Company was in negotiations to sublet the Maryland facility in the fall of 2002, but was subsequently unable to secure a long-term tenant. The Company has since been unable to sublet the Maryland facility and accordingly, an additional restructuring charge of $486,000 was recorded in 2003 representing the balance of lease payments for the facility. The Company will continue to actively market it, however at this time, it is uncertain if a suitable tenant can be found within the lease period. The Company will relocate the Tustin operations to a new facility in September 2004.

INCOME TAX BENEFIT

Income tax benefit for the years ended July 31, 2003 and 2002 was $1,078,000 and $540,000, respectively. The Company’s effective tax rate (income tax benefit/expense as a percentage of pretax income) was 905.9% and 47.7% in 2003 and 2002, respectively. The U.S. federal corporate income tax rate exceeds the effective tax rate due primarily to the amortization of intangible assets that are not deductible for income tax purposes (in 2002 only), state and foreign income taxes, utilization of net operating loss carryforward and the valuation allowance for the deferred tax assets. The valuation allowance for deferred tax was reduced in 2002 and eliminated in 2003. Based on results from 2002 and 2003, the Company expects to be in a profitable position and able to realize the deferred tax assets in the future and has accordingly reduced the valuation allowance.

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

SI Technologies, Inc. (SI or Company) designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. The Company sells throughout the United States and international markets. Approximately 48% of total revenues are international. Additional disclosure regarding components of the Company’s businesses is in Note N—Industry and Geographic Area Segment Information.

1.    Equity Compensation Plan Information

The Company accounts for stock-based employee compensation under the requirements of APB Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions and stock warrants are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

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

3.    Reserves

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All receivable accounts are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account cannot reasonably be expected to be collected. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on past due accounts.

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

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 12 months. The Company’s warranties require it to repair or replace defective products during the warrant period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that may have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Management also records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

4.    Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities, including operating loss carryforwards, are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

5.    Property and Equipment

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

6.    Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 effective August 1, 2002.

In conjunction with the adoption of SFAS No. 142, the Company was required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. If the fair value of a reporting unit was below the unit’s carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but not later than the end of the year of adoption. If the implied fair value of a reporting unit’s goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS No. 142 is adopted will be reported as a component of income from continuing or discontinued operations, as appropriate.

Upon adoption of SFAS No. 142, management determined there were three reporting units. The carrying value of each respective reporting unit was compared to its current fair value determined using a discounted future cash flows approach. Due to the fair value of each reporting unit exceeding its carrying value, management determined no impairment existed. Management completed its annual goodwill impairment evaluation as of  July 31, 2003, and further concluded that no additional impairment exists.

7.    Impairment of long lived assets

The Company periodically reviews its long-lived assets, including patents, to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended July 31, 2003, management has determined that no impairment of long-lived assets, including patents, exists.

Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company’s business strategy, could result in the actual useful lives of long-lived assets differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulator requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value of its revised remaining useful life.

8.    Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts and sales returns, reserves for slow moving and obsolete inventory, warrant obligations, excess facility capacity, deferred tax valuation allowances and recoverability of the carrying value of long-lived assets, including goodwill.

9.    Pending Accounting Pronouncements

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial position or results of its operations.

INFLATION

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency and price adjustments.

OFF BALANCE SHEET ARRANGEMENTS

None

CONSOLIDATED LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

At July 31, 2003, the Company’s cash position was $284,000 compared to $238,000 at July 31, 2002. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company’s line of credit. Working capital increased to $1,624,000 from $1,125,000 at July 31, 2002.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash used by operating activities in 2003 was $612,000. Operating income, reduction of trade receivables and the cash benefit of depreciation was used to reduce trade payables and increase inventories. Management anticipates generating cash from operating activities in 2004 by reducing inventories assuming revenues remain stable.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $280,000 in 2004 as compared to $270,000 in 2003. The Company expects to refinance its current lines of credit and has sufficient cash flow available to pay current maturities of long-term debt of $1,898,000. A portion of the current maturities represents a note which has been renewed in the past. As of July 31, 2003, the Company had $385,000 available under its lines of credit.

In June 2002, the Company amended its principal credit agreement with its bank. The terms provide for a revolving line of credit up to a maximum of $6,500,000 with interest at prime plus 2.75%. Monthly payments on the line are interest only with principal due January 2, 2004. The credit agreement provides a term note for $1,500,000 with interest at prime plus 3.25%. Monthly payments on the new term note are $25,000 plus interest with principal due January 2, 2004. Monthly payments on the existing note payable are reduced to $56,058 plus interest at prime plus 1.75%, with the remaining terms of the existing note unchanged. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends under terms of the agreement. The Company was in violation of one of these covenants at year end and has received a waiver from the bank.

The Company believes that cash flow from operations and funds available under its bank facilities will be sufficient to meet the Company’s working capital needs and principal payments on long-term debt. No assurances can be made that the debt can be refinanced or replaced at favorable rates.

In the 4th Quarter the Company completed a private placement, as more fully described in Item 5, in which $750,000 of common stock was sold along with warrants.

CONTRACTUAL COMMITMENTS

As of July 31, 2003 the Company had contractual obligations in the form of non-cancelable operating leases (see Note H to the Consolidated Financial Statements) and long-term debt obligations (see Note E to the Consolidated Financial Statements), as follows:

(in thousands)

	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years
Operating Leases	$1,964	$1,117	$724	$123
Long Term Debt	5,264	1,898	3,366	—

Total	$7,228	$3,015	$4,090	$123

Included in operating leases are payments included in other liabilities for which reserves have been established as more fully described in Note F to the financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. The Company is exposed to market risk from changes in the base rates on our variable rate debt.

Interest rates-the domestic bank revolving line of credit and term debt (totaling $11,379 at July 31, 2003) bear interest at a variable rate of prime (4.0% at July 31, 2003) plus an additional amount, as defined in each respective debt agreement.

The Company has experienced minimal foreign currency fluctuation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SI Technologies, Inc.

Independent Auditors Report

To the Board of Directors

SI Technologies, Inc.

Tustin, California

We have audited the accompanying consolidated balance sheet of SI Technologies, Inc. as July 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Revere Transducers Europe BV, a consolidated subsidiary, which statements reflect total assets and revenue constituting 16.3% and 32.9%, in 2003 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Revere Transducers Europe BV, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Technologies, Inc. and subsidiaries as of July 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

/S/    MCGLADREY & PULLEN, LLP

Irvine, California

October 23, 2003, except for the 2nd paragraph of Note E which is dated November 13, 2003

Report of Independent Certified Public Accountants

Board of Directors

SI Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SI Technologies, Inc. and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Technologies, Inc. and Subsidiaries as of July 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/    GRANT THORNTON LLP

Irvine, California

October 11, 2002

Report of Independent Certified Public Accountants

Board of Directors

Revere Transducers Europe BV and SI Technologies, Inc.

We have audited the balance sheet of Revere Transducers Europe BV (a wholly owned subsidiary of SI Technologies, Inc.) as of July 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revere Transducers Europe BV as of July 31, 2003, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/    ARENTHALS GRANT THORNTON

Amsterdam

October 3, 2003

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31,

(In Thousands Except Share and Per Share Data)

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$284	$238
Trade accounts receivable, less allowance for doubtful accounts of $296 in 2003 and $251 in 2002	5,516	5,570
Inventories, net	10,234	9,665
Other current assets	337	842

Total current assets	16,371	16,315
PROPERTY AND EQUIPMENT, net	1,679	1,968
DEFERRED INCOME TAXES	1,509	446
OTHER ASSETS
Goodwill, net	7,002	7,002
Other intangibles, net	91	51
Other assets	291	—

	$26,943	$25,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Revolving lines of credit	$8,242	$7,300
Current maturities of long-term debt	1,898	2,148
Accounts payable	3,050	3,307
Accrued liabilities	1,557	2,435

Total current liabilities	14,747	15,190
LONG-TERM DEBT, less current maturities	3,366	4,039
OTHER LIABILITIES	408	360
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized, 10,000,000; 4,026,996 and 3,579,935 (2003 and 2002, respectively) issued and outstanding	40	36
Additional paid-in capital	11,163	10,377
Accumulated deficit	(2,798)	(3,995)
Accumulated other comprehensive income (loss)	17	(225)

	8,422	6,193

	$26,943	$25,782

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31,

(In Thousands Except Share and Per Share Data)

	2003	2002	2001
Net sales	$33,047	$32,613	$36,291
Cost of sales	21,508	20,894	24,342

Gross profit	11,539	11,719	11,949

Operating expenses:
Selling, general and administrative	8,537	8,023	8,971
Research, development and engineering	1,565	1,388	1,621
Amortization of intangibles	9	365	426
Restructuring charges	486	—	3,844
Goodwill impairment	—	—	2,000

	10,597	9,776	16,862

Income (loss) from operations	942	1,943	(4,913)
Interest expense	(976)	(904)	(1,564)
Other income, net	153	94	11

Income (loss) before income tax expense	119	1,133	(6,466)
Income tax benefit (expense)	1,078	540	(662)

Net income (loss)	$1,197	$1,673	$(7,128)

Income (loss) per common share, basic	$.33	$.47	$(2.00)
Weighted average diluted common shares outstanding	3,684,926	3,579,935	3,563,529

Income (loss) per common share, assuming dilution	$.32	$.47	$(2.00)
Weighted average common shares outstanding	3,752,837	3,584,571	3,563,529

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended July 31, 2003

(In Thousands Except Share and Per Share Data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Balance, July 31, 2000	3,547,123	$35	$10,327	$1,460	$(130)	$11,692
Issuance of stock for legal settlement	32,812	1	50	—	—	51
Foreign currency translation adjustment–net of tax	—	—	—	—	(294)	(294)	$(294)
Net loss	—	—	—	(7,128)	—	(7,128)	(7,128)

Comprehensive loss							$(7,422)

Balance, July 31, 2001	3,579,935	36	10,377	(5,668)	(424)	4,321
Foreign currency translation adjustment–net of tax	—	—	—	—	199	199	$199
Net income	—	—	—	1,673	—	1,673	1,673

Comprehensive income							$1,872

Balance, July 31, 2002	3,579,935	36	10,377	(3,995)	(225)	6,193
Exercise of stock options	25,000	—	40	—	—	40
Issuance of common stock for cash	422,061	4	746	—	—	750
Foreign currency translation adjustment–net of tax	—	—	—	—	242	242	$242
Net income	—	—	—	1,197	—	1,197	1,197

Comprehensive income							$1,439

Balance, July 31, 2003	4,026,996	$40	$11,163	$(2,798)	$17	$8,422

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31,

(In Thousands Except Share and Per Share Data)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,197	$1,673	$(7,128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	643	1,017	1,530
Restructuring charges	486	—	3,844
Goodwill impairment	—	—	2,000
Deferred lease and deferred rent costs	(261)	(209)	(248)
Deferred income taxes	(1,063)	(557)	810
Non-cash common stock and options expenses	—	—	51
Changes in operating assets and liabilities:
Trade accounts receivable	54	410	1,177
Inventories	(819)	(1,081)	142
Income taxes receivable/payable	209	404	(255)
Other current assets	255	(29)	54
Accounts payable	(257)	58	(76)
Accrued liabilities	(1,056)	(776)	(869)

Net cash provided by (used in) operating activities	(612)	910	1,032

Cash flows from investing activities:
Acquisition of intangibles and other assets	—	—	(296)
Purchase of property and equipment	(269)	(118)	(306)

Net cash used in investing activities	(269)	(118)	(602)

Cash flows from financing activities:
Proceeds from sale of stock and option exercises	790	—	—
Net borrowings provided by (used in) line of credit	941	258	1,404
Payments on long-term debt	(923)	(1,285)	(1,504)

Net cash provided by (used in) financing activities	808	(1,027)	(100)

Effect of exchange rate changes in cash	119	93	(62)

Net increase (decrease) in cash	46	(142)	268
Cash at beginning of year	238	380	112

Cash at end of year	$284	$238	$380

Cash paid during the year for:
Interest	$976	$904	$1,405
Income taxes	$—	$—	$23

The accompanying notes are an integral part of these consolidated financial statements.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended July 31, 2003, 2002 and 2001

(In Thousands Except Share and Per Share Data)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SI Technologies, Inc. (SI or Company) designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. The Company sells throughout the United States and international markets. Approximately 48% of total revenues are international. Additional disclosure regarding components of the Company’s businesses is in Note K—Industry and Geographic Area Segment Information.

1.    Principles of Consolidation

The consolidated financial statements include the accounts of SI Technologies, Inc. and its subsidiaries; AeroGo, Inc., Allegany Technology, Inc., Revere Transducers, Inc., Revere Transducers Europe B.V., AeroGo Export, Inc., and IDEAutomation International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.     Equity Compensation Plan Information

The Company accounts for stock-based employee compensation under the requirements of APB Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the Company’s common stock at the measurement date. Nonemployee stock-based transactions and stock warrants are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table shows the proforma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock option:

	Years ended July 31,
	2003	2002	2001
Net income, as reported	$1,197	$1,673	$(7,128)
Deduct total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(204)	(73)	(151)

Pro forma net income	$993	$1,600	$(7,279)

Net income per share:
Basic:
As reported	$.33	$.47	($2.00)
Pro forma	$.27	$.45	($2.04)
Diluted:
As reported	$.32	$.47	($2.00)
Pro forma	$.26	$.45	($2.04)

The fair value of each option and warrant grant, with the exception of warrants subject to repurchase as further discussed in Note J for which the measurement date will be the date of shareholder approval, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: for fiscal 2003, 2002, and 2001 respectively, risk-free interest rate of approximately 3%, 4.05% and 4.84%; expected dividend yields of 0 percent; expected lives of 5 years and expected volatility of 73%, 69% and 64% percent. The

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted-average fair value of options granted during the periods ending July 31, 2003, 2002 and 2001, for which the exercise price equals the market price on the grant date was $1.02 $.88 and $1.47 respectively. The option or warrant exercise price is equal to or more than the stock’s market price on date of grant.

3.    Revenue Recognition and Accounts Receivable

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

4.    Reserves

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All receivable accounts are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account cannot reasonably be expected to be collected. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on past due accounts.

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

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 12 months. The Company’s warranties require it to repair or replace defective products during the warrant period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that may have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Management also records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

5.    Advertising

The Company expenses advertising costs related to trade show and catalogue activity as incurred, which approximated $153, $275 and $242 for the years ended July 31, 2003 2002 and 2001 respectively.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities, including operating loss carryforwards, are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

7.    Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (67,911 and 4,636 equivalent shares in the fiscal years 2003 and 2002 respectively).

8.    Fair value of financial instruments

Management believes that the carrying value of cash approximates fair value because of the short maturity of those financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying value of the outstanding borrowings at July 31, 2003 approximates fair market value.

9.    Research and Development

The Company expenses research and development costs as incurred. Research and development costs expensed for the fiscal years 2003, 2002 and 2001 was $1,565, $1,388 and $1,621 respectively.

10.    Property and Equipment

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

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 effective August 1, 2002.

In conjunction with the adoption of SFAS No. 142, the Company was required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. If the fair value of a reporting unit was below the unit’s carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but not later than the end of the year of adoption. If the implied fair value of a reporting unit’s goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS No. 142 is adopted will be reported as a component of income from continuing or discontinued operations, as appropriate.

Upon adoption of SFAS No. 142, management determined there were three reporting units. The carrying value of each respective reporting unit was compared to its current fair value determined using a discounted future cash flows approach. Due to the fair value of each reporting unit exceeding its carrying value, management determined no impairment existed. Management completed its annual goodwill impairment evaluation as of July 31, 2003, and further concluded that no additional impairment exists.

The changes in the carrying amount of goodwill for the years ended July 31, 2002 and 2003 are as follows:

	Industrial Measurement	Industrial Automation	SI Consolidated
Balance, July 31, 2001	$3,514	$3,661	$7,175
Amortization	(115)	(175)	(290)
Reclassification from other intangibles	117	0	117

Balance, July 31, 2002	3,516	3,486	7,002
Change	—	—	—

Balance, July 31, 2003	$3,516	$3,486	$7,002

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is reconciliation of reported net income (loss) adjusted for adoption of SFAS No. 142 for the years ended July 31, 2003, 2002 and 2001:

	2003	2002	2001
Reported net income (loss)	$1,197	$1,673	$(7,128)
Add back goodwill amortization, net of related tax	—	183	236

Adjusted net income (loss)	$1,197	$1,856	$(6,892)

Basic earnings (loss) per share:
Reported net income	$.33	$0.47	$(2.00)
Goodwill amortization, net of related tax	—	0.05	.07

Adjusted net income (loss)	$.33	$0.52	$(1.93)

Diluted earnings (loss) per share:
Reported net (loss) income	$.32	$0.47	$(2.00)
Goodwill amortization, net of related tax	—	0.05	.07

Adjusted net income (loss)	$.32	$0.52	$(1.93)

12.    Impairment of long lived assets

The Company periodically reviews its long-lived assets, including patents, to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended July 31, 2003, management has determined that no impairment of long-lived assets, including patents, exists.

Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company’s business strategy, could result in the actual useful lives of long-lived assets differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulator requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

The Company has acquired patents totaling approximately $829 which are being amortized over their respective useful lives of 15 years. Patent amortization for the fiscal years ended 2003, 2002 and 2001 was approximately $8, $39, and $57, respectively, for each year. Estimated amortization expense for the next five years is approximately $6 annually, all of which relates to these patents.

13.    Comprehensive Income

The functional currency of Reverse Transducers Europe is determined to be the Euro. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal year. Aggregate

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange gains and losses arising from the translation of foreign assets and liabilities are included in stockholders’ equity. Transaction gains and losses are included in income and have not been significant in amount.

14.    Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts and sales returns, reserves for slow moving and obsolete inventory, warranty obligations, excess facility capacity, deferred tax valuation allowances and recoverability of the carrying value of long-lived assets, including goodwill.

15.    Pending Accounting Pronouncements

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial position or results of its operations.

16.    Reclassifications

Certain reclassifications have been made to the 2002 amounts to be consistent with the 2003 presentation with no effect on net income or ending equity.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—INVENTORIES

Inventories consist of the following at July 31:

	2003	2002
Raw materials	$4,769	$4,767
Work in process	1,257	1,162
Finished goods	4,810	4,349

	10,836	10,278
Less reserve for excess and obsolete inventories	(602)	(613)

Inventories, net	$10,234	$9,665

During 2003, approximately $250 of raw material critical to the Company’s operations, yet in large quantities, was reclassified to other assets to reflect long term nature of the use of the material. Although the Company believes that the full value of the material will be realized, the reclassification more accurately reflects the use of the material. During 2002, approximately $293 of excess and obsolete inventory was disposed of during the year.

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31:

	2003	2002
Machinery and equipment	$4,711	$4,301
Buildings	309	281
Leasehold improvements	293	244

	5,313	4,826
Less accumulated depreciation	(3,634)	(2,858)

Property and equipment, net	$1,679	$1,968

The Company abandoned certain assets having a cost of $1,623 and accumulated depreciation of $1,470 as of July 31, 2002, respectively in connection with its restructuring plan (see Note M).

NOTE D—ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 31:

	2003	2002
Accrued salaries, wages and other compensation	$766	$767
Warranty reserve	105	271
Restructuring charges (see Note M)	177	360
Deferred lease and rent cost–current	205	205
Other	304	832

	$1,557	$2,435

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—DEBT

Debt consists of the following at July 31:

	2003	2002
1) Revolving line of credit with a bank for up to $6,500 interest at the prime rate plus 2.75% (at July 31, 2003, totaling 6.75%), secured by the Company’s trade accounts receivable, inventories and certain equipment. Principal and interest due January 2004. Utilized for U.S. operations.	$6,115	$5,344
2) Revolving line of credit with a bank for up to $2,212 (Euro 2,250), interest at the rate of 6.75%, secured by certain of the Company’s trade accounts receivable, inventories and equipment. Interest only due quarterly. Utilized for European operations.	2,127	1,956
3) Note payable to bank in monthly installments of $56 plus interest at the prime rate plus 1.75% (totaling 5.75% at July 31, 2003), secured by substantially all of the Company’s assets, due November 2005.	4,039	4,712
4) Note payable to bank in monthly installments of $25 plus interest at the prime rate plus 3.25%, secured by substantially all of the Company’s assets, due January 2004.	1,225	1,475

	13,506	13,487
Less current maturities of debt	(10,140)	(9,448)

Long term debt	$3,366	$4,039

Revolving lines of credit and current maturities of long term debt were $10,140 as of July 31, 2003 and consisted of $2,127 owed on the Company’s European line of credit, $6,115 owed on the Company’s U.S. line of credit and the current portion of the Company’s long-term debt of $1,898.

In November 2003, the Company obtained an extension to the principal credit agreement with its bank to January 2, 2004. The Company had excess borrowing capacity of $385 at July 31, 2003. The credit agreement provides for a revolving line of credit up to a maximum of $6,500 with interest at prime (4% at July 31, 2003) plus 2.75% (balance at July 31, 6.75%). Monthly payments on the line are interest only with principal due January 2, 2004. The credit agreement continues the $1,500 term note (balance at July 31, 2003 of $1,225) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due January 2, 2004. Monthly payments on the second note payable of $4,207 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends. At July 31, 2003, the Company was not in compliance with one covenant which was subsequently waived on November 13, 2003.

The maturities on long-term debt are as follows:

Year ending July 31,
2004	$1,898
2005	673
2006	2,693

$5,264

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—OTHER LIABILITIES

Other liabilities consist of the following at July 31:

	2003	2002
Deferred lease costs	$26	$186
Deferred rent	73	174
Restructuring Reserve	309	—

	$408	$360

Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $995. The deferred lease cost is amortized over 40 months, the remaining life of the lease. The deferred rent is attributable to escalating rental payments on the Tustin facility lease, which is accounted for using the straight line method of the total lease cost. The restructuring reserve is related to the lease payments due on the Maryland facility.

NOTE G—FOREIGN CURRENCY TRANSLATION LOSS

In 2003 and 2002, respectively, the Company incurred a foreign currency translation gains of $242 and $199, respectively due to differences in the exchange rate between the US dollar and the Euro.

NOTE H—COMMITMENTS AND CONTINGENCIES

1.    Leases

The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2007. A portion of one manufacturing facility is subleased under a lease, which expires in 2004. At July 31, 2003, total future minimum sublease rentals for 2003 through 2005 amount to $138.

The minimum rental commitments, excluding sublease income, under operating leases are as follows:

Year ending July 31,
2004	$1,117
2005	438
2006	286
2007	123

$1,964

Rent expense under noncancelable operating leases was approximately $739, $713, and $726 for the years ended July 31, 2003, 2002 and 2001, respectively. Sublease income was approximately $119, $119 and $113 for the years ended July 31, 2003, 2002 and 2001, respectively. Portions of the rent expense for 2003, 2002 and 2001 were reduced by charges to the restructuring reserve of $327, $311 and $164, respectively.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Consulting and Non-compete Agreements

Certain former executives of acquired companies entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have terms ranging from two to ten years. The following table summarizes remaining obligations under these agreements:

Year ending July 31,
2004	$63
2005	63
2006	47

$173

The expense associated with these agreements totaled $123, $123, and $288 for the years ended July 31, 2003, 2002 and 2001, respectively.

3.    Litigation

The Company is engaged in various legal actions as of July 31, 2003. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these actions will not have a material impact on the Company’s consolidated financial statements.

NOTE I—INCOME TAXES

The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).

Income tax benefit (expense) consists of the following for the year ended July 31:

	2003	2002	2001
Current (expense ) benefit	$15	$(17)	$255
Deferred (expense ) benefit	1,063	557	(917)

	$1,078	$540	$(662)

The income tax benefit (expense) reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:

	2003	2002	2001
Tax at statutory rate	$(42)	$(391)	$2,198
Valuation allowance	1,040	875	(1,915)
Nondeductible goodwill	(3)	(134)	(975)
Nondeductible meals and entertainment	(31)	—	—
Credits and net operating losses utilized	129	156	—
State and foreign taxes	(2)	—	137
Other	(13)	34	(107)

	$1,078	$540	$(662)

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes included in the balance sheet are as follows at July 31:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$181	$—
Accrued compensation and warranty	165	440
Provision for bad debts	110	95
Inventory reserve and capitalized overhead	223	218
Asset write-downs	—	902
Accrued facility costs	180	245
Differences in book/tax depreciation	444
Deferred lease costs	69
Research and development tax credits	129
Other	8	15

	1,509	1,915
Valuation allowance	—	1,040

	1,509	875

Deferred tax liabilities:
Excess of tax over book depreciation	—	(389)
Deferred state taxes	—	(40)

	—	(429)

Net Deferred Tax Asset	$1,509	$446

The valuation allowance was reduced by $1,040 and $875 in 2003 and 2002 respectively. The reduction of the valuation allowance was a result of the Company’s profitability in the current year and estimated profitability in the future years. Should the estimated profitability in the future decrease, a valuation allowance may be required. At July 31, 2003, the Company had approximately $525 in net operating loss carryforwards for federal income tax purposes and $240 in net operating loss carryforwards for state income tax purposes available to offset future taxable income. All federal net operating losses expire by fiscal year and July 31, 2023. State net operating losses expire as follows: 2012 $136; 2014 $87; 2016 $6; and 2023 $11.

NOTE J—STOCK OPTION PLAN AND WARRANTS

The Company implemented a stock option plan in 1995 (the Plan) and has authorized a total of 600,000 shares of common stock to be granted under the Plan. The Company has granted all options available to grant under the Plan at July 31, 2003, and will present to the shareholders the 2003 Stock Option Plan to authorize additional common stock to be granted under the new Plan. The vesting period and expiration dates of the stock options are at the discretion of the Board of Directors, and range up to five years. Additionally, options to purchase 100,000 shares are outstanding under the old stock option plan that expired July 31, 1994.

On April 22, 2003, the Company sold an aggregate of 281,374 shares of the Company’s common stock (the “Common Stock”) to two accredited investors, Ralph E. Crump (Chairman of the Board, Treasurer, and Director of the Company) and his wife, Marjorie Crump, for a total sale price of $500,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. In connection with the offering the Company also issued a five-year warrant to purchase 56,275 shares of Common Stock to Ralph E. Crump and a five-year warrant to purchase 56,275 shares

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Common Stock to Marjorie Crump. The warrants have an exercise price of $2.50 per share. Both Ralph E. Crump and Marjorie Crump have signed an agreement with the Company agreeing not to exercise these warrants, purchase any additional shares of common stock or obtain any benefit associated with holding the Common Stock of the warrants until shareholder approval of this sale is obtained at the 2003 Annual Meeting of Stockholders.

In order for the transaction to be approved, a majority of the votes cast on the proposal in person or by proxy must be cast in favor of the transaction. The Company has agreed with Mr. and Mrs. Crump that, if the Transaction is not approved, the Company will repurchase 25,000 warrants from Mr. and Mrs. Crump at a price of $.75 per warrant share to reduce their beneficial ownership percentage to less than 20%. If shareholder approval was not obtained, and this repurchase were to occur, Mr. and Mrs. Crump would be the beneficial owners of approximately 19.9% of the outstanding common stock of the Company.

In June 2003, the Company sold an aggregate of 140,687 shares of Common Stock to 4 additional unaffiliated accredited investors, for a total sale price of $250,000. The sale was made in reliance upon the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. In connection with the offering the Company also issued a five-year warrant to purchase 56,275 shares of Common Stock to these investors. The warrants have an exercise price of $2.50 per share.

The following tables summarize information concerning currently outstanding and exercisable stock options:

	Stock Options and Warrants Outstanding	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
Balance, July 31, 2000	551,496	$3.29

Granted	100,000	$1.94
Exercised	—	$—
Expired/canceled	—	$—

Balance, July 31, 2001	651,496	$3.16	427,500	$2.82

Granted	170,000	$1.13
Exercised	—	$—
Expired/canceled	(75,000)	$1.81

Balance, July 31, 2002	746,496	$2.77	494,500	$2.76

Granted	238,824	$2.20
Exercised	25,000	$1.60
Expired/canceled	(108,996)	$4.56

Balance, July 31, 2003	851,324	$2.41	797,824	$2.49

Range of Exercise Prices	Number of Shares Outstanding As of July 31, 2003	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$0-$1	10,000	9.0	$0.90
$1-$2	350,000	5.2	$1.46
$2-$3	333,824	5.3	$2.45
$3-$4	500	2.3	$3.25
$4-$5	157,000	3.5	$4.53

	851,324

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number of Shares Exercisable as of July 31, 2003	Weighted-Average Exercise Price
$0-$1	2,000	$0.90
$1-$2	308,500	$1.51
$2-$3	329,824	$2.46
$3-$4	500	$3.25
$4-$5	157,000	$4.53

	797,824

NOTE K—INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in three operating sements, two of which are combined resulting in two reporting business segments–(1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note A–Summary of Significant Accounting Policies.

For 2003, approximately 75% of the Americas sales are within the United States, and 5% are within Canada. European sales are primarily United Kingdom, and France. No single customer or control group represents more the 10% of total sales.

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

Foreign Operations

	2003	2002	2001
Identifiable Assets:
Americas	$22,616	$21,102	$21,812
Europe	4,327	4,680	4,098
Long-lived Assets:
Americas	9,741	8,547	9,064
Europe	831	920	1,003
Sales:
Americas	23,102	23,946	27,566
Europe	9,945	8,667	8,725
Operating Profit (Loss):
Americas	699	1,416	(5,578)
Europe	243	527	665

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information 2003

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2003:
Sales	$26,523	$6,524	$33,047
Cost of goods sold	17,774	3,734	21,508

Gross profit	8,749	2,790	11,539
Gross profit %	33%	42%	35%
Operating expenses	7,715	2,396	10,111
Restructuring charges	486	—	486
Operating profit	$548	$394	942

Interest expense			(976)
Other income, net			153

Earnings before income taxes			119
Income tax benefit			1,078

Net earnings			$1,197

Depreciation and amortization	$591	$52	$643

Assets	$22,839	$4,104	$26,943

Segment Information 2002

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2002:
Sales	$25,407	$7,206	$32,613
Cost of goods sold	16,827	4,067	20,894

Gross profit	8,580	3,139	11,719
Gross profit %	34%	44%	36%
Operating expenses	6,947	2,829	9,776
Operating profit	$1,633	$310	1,943

Interest expense			(904)
Other income, net			94

Earnings before income taxes			1,133
Income tax benefit			540

Net earnings			$1,673

Depreciation and amortization	$748	$269	$1,017

Assets	$21,147	$4,635	$25,782

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information 2001

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2001:
Sales	$28,289	$8,002	$36,291
Cost of goods sold	19,994	4,348	24,342

Gross profit	8,295	3,654	11,949
Gross profit %	29%	46%	33%
Operating expenses	8,063	2,955	11,018
Restructuring charges	3,844	—	3,844
Goodwill impairment	2,000	—	2,000

Total expense	13,907	2,955	16,862
Operating profit (loss)	$(5,612)	$699	(4,913)

Interest expense			(1,564)
Other income, net			11

Loss before income taxes			(6,466)
Income tax expense			(662)

Net loss			$(7,128)

Depreciation and amortization	$1,242	$288	$1,530

Assets	$20,542	$5,368	$25,910

NOTE L—BENEFIT PLANS

The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The contribution expense associated with these plans totaled approximately $6, $26, and $162 for the years ended July 31, 2003, 2002 and 2001, respectively. The Company’s matching contribution was decreased in 2002.

NOTE M—RESTRUCTURING CHARGES

In the third quarter of 2001, the Company announced a Restructuring Plan to address a significant decline in sales brought about by the then nine-month old global manufacturing recession and to position the Company for improved profitability in the future. The plan announced was comprised of the three key components. First, was the consolidation of the SI/Allegany business unit and Revere Transducers, resulting in the closing of operations in Cumberland, Maryland. Second, the plan called for development of offshore manufacturing sources to reduce costs on certain high-volume, highly competitive load cells and sensors. The third component of the plan was for a downsizing of the Company’s Tustin, California, headquarters and manufacturing facility to a more appropriately sized facility in the same general area. In recognition of the expenses associated with this restructuring, the Company recorded a $3,844 charge in fiscal 2001 to cover expenses related to implementation of the plan and costs associated with elimination of fixed assets and employee severance. Key cost components of the plan include: (1) reduction of manufacturing capacity by abandoning and/or downsizing facilities, (2) disposing of redundant assets, (3) termination of approximately 50 employees, and (4) outsourcing a significant portion of the combined operation’s higher volume products.

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has been unable to sublet the Maryland facility. An additional restructuring charge of $486 was recorded in 2003 representing the balance of lease payments for the facility. The Company will continue to actively market it, however at this time, it is uncertain if a suitable tenant can be found within the lease period. The Company was in negotiations to sublet the facility in the fall of 2002, but subsequently unable to secure a long-term tenant.

NOTE N—VALUATION AND ACCOUNT QUALIFYING INFORMATION

	Fiscal Year	Balance at beginning of year	Provision charged to expense	Net Recoveries	Balance at end of year
Doubtful accounts	2003	251	146	(101)	296
	2002	289	82	(120)	251
	2001	221	186	(118)	289

Slow moving and obsolete inventory	2003	613	202	(213)	602
	2002	1,174	48	(609)	613
	2001	1,303	35	(164)	1,174

Valuation allowance for deferred tax assets	2003	1,040	—	1,040	—
	2002	1,915	—	875	1,040
	2001	—	1,915	—	1,915

Restructuring reserve	2003	360	486	(360)	486
	2002	1,281	—	(921)	360
	2001	—	3,844	(2,563)	1,281

Warranty reserve	2003	271	78	(245)	104
	2002	224	427	(380)	271
	2001	348	137	(261)	224

NOTE O—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the eight quarters ended July 31:

	Quarter Ended-
	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003	Total
Revenue	$7,836	$8,230	$8,663	$8,318	$33,047
Gross Profit	3,035	3,052	2,877	2,575	11,539
Earnings (loss) from operations	552	532	393	(535)	942
Net earnings	314	353	243	287	1,197
Net income per share, basic	$.09	$.10	$.07	$.07	$.33

Net income per share, diluted	$.09	$.10	$.07	$.06	$.32

SI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fourth quarter results reflect recognition of deferred tax benefits of $678. The Company has been unable to sublet the Maryland facility. An additional restructuring charge of $486 was recorded in the 4th quarter of 2003 representing the balance of lease payments for the facility. During the fourth quarter, a combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which were either ready to sell as finished goods or use to produce finished goods, totaled $50. Those adjustment amounts, which related to current estimates regarding the extent to which some inventory items would contribute to future sales, were charged to cost of revenues.

	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002	Total
Revenue	$8,536	$8,014	$7,759	$8,304	$32,613
Gross Profit	2,978	2,783	2,691	3,267	11,719
Earnings from operations	570	441	393	539	1,943
Net earnings	353	166	197	957	1,673
Net income per share, basic	$.10	$.05	$.05	$.27	$.47

Net income per share, diluted	$.10	$.05	$.05	$.27	$.47

NOTE P—LEGAL MATTERS

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at July 31, 2003, which would result in any significant adverse effect to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its primary auditors to McGladrey & Pullen LLP, from Grant Thornton, LLP during the 2003. No disagreements occurred with the accountants on matters of accounting or financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

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

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Principal Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) under the captions “Management—Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and the information contained therein is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this Item is contained in the 2003 Proxy Statement under the caption “Executive Compensation” and the information contained therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is contained in the 2003 Proxy Statement under the caption “Principal Holders of Voting Securities” and the information therein is incorporated herein by reference.

The balance of the response to this item is found in Part II, item 5, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.    CERTAIN RELATIONS AND RELATED TRANSACTIONS

The response to this Item is contained in the 2003 Proxy Statement under the caption “Certain Transactions” and the information therein is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICE

The response to this Item is contained in the 2003 Proxy Statement under the caption “Audit Fees and Services” and the information therein is incorporated herein by reference.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed herewith as part of this report:

Pages(s)
1. Audited Financial Statements and Financial Statement Schedules

Reports of Independent Certified Public Accountants	23-25
Consolidated Balance Sheets	26
Consolidated Statements of Operations	27
Consolidated Statement of Stockholders’ Equity	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-46

2. Exhibits:
Exhibit 21 Subsidiaries of the Registrant
Exhibit 31.1 Certificate of the Principal Executive Officer
Exhibit 31.2 Certificate of the Principal Accounting Officer
Exhibit 32.1 Certification pursuant to 18 U.S.C. section 1350 (section 906 of the Sarbanes-Oxley Act of 2002) by of the Principal Executive Officer
Exhibit 32.2 Certification pursuant to 18 U.S.C. section 1350 (section 906 of the Sarbanes-Oxley Act of 2002) by of the Principal Accounting Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 19, 2003	SI TECHNOLOGIES, INC.

	By:	/s/ RICK A. BEETS
Rick A. Beets President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of November 19, 2003 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ RICK A. BEETS Rick A. Beets	President, CEO, and Director (Principal Executive Officer)

/s/ DAVID M. GERNAK David M. Gernak	Principal Accounting Officer

/s/ EDWARD A. ALKIRE Edward A. Alkire	Director, Secretary

/s/ RALPH E. CRUMP Ralph E. Crump	Chairman of the Board, Director, Treasurer

/s/ D. DEAN SPATZ D. Dean Spatz	Director

S. Scott Crump	Director

Heinz Zweipfennig	Director