Form 10-Q
period 2003-10-31
SI TECHNOLOGIES INC
filed 2003-12-15
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Commission file number 0-12370

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 4,026,996.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands)

	October 31, 2003	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$230	$284
Trade accounts receivable, less allowance for doubtful accounts of $308 and $296, respectively	5,218	5,516
Inventories, net	9,586	10,234
Other current assets	389	337

Total current assets	15,423	16,371
Property and equipment, net	1,580	1,679
Deferred income taxes	1,509	1,509
Other assets
Goodwill	7,002	7,002
Other intangibles, net	89	91
Other assets	262	291

	$25,865	$26,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,737	$8,242
Current maturities of long-term debt	1,872	1,898
Accounts payable	2,492	3,050
Accrued liabilities	1,807	1,557

Total current liabilities	13,908	14,747
Long-term debt, less current maturities	3,198	3,366
Other liabilities	299	408
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 4,026,996 issued and outstanding	40	40
Additional paid-in capital	11,163	11,163
Accumulated deficit	(2,817)	(2,798)
Accumulated other comprehensive income	74	17

Total stockholders’ equity	8,460	8,422

	$25,865	$26,943

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands except share and per share data)

(Unaudited)

	Three months ended October 31,
	2003	2002
Net sales	$8,577	$7,836
Cost of sales	5,817	4,801

Gross profit	2,760	3,035

Operating expenses:
Selling, general and administrative	2,110	2,135
Research, development and engineering	478	340
Amortization of intangibles	2	8

	2,590	2,483

Income from operations	170	552
Interest expense	(233)	(261)
Other income, net	33	34

Income (loss) before income tax expense	(30)	325
Income tax benefit (expense)	11	(11)

Net income (loss)	$(19)	$314

Income (loss) per common share-basic	$(0.00)	$0.09

Income (loss) per common share-diluted	$(0.00)	$0.09

Weighted average shares outstanding basic	4,026,996	3,579,935

Weighted average shares outstanding-diluted	4,026,996	3,580,130

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended October 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(19)	$314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	161
Deferred lease cost	(109)	(65)
Deferred income taxes	—	(135)
Provision for doubtful accounts	11	(135)
Changes in operating assets and liabilities:
Trade accounts receivable	287	488
Inventories	649	(303)
Other current assets	12	180
Accounts payable	(559)	(247)
Accrued liabilities and customer advances	227	(8)

Net cash provided by operating activities	619	385

Cash flows from investing activities:
Purchase of property and equipment	(6)	(86)

Net cash (used in) investing activities	(6)	(86)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(505)	12
Payments on long-term debt	(193)	(243)

Net cash used in financing activities	(699)	(231)

Effect of translation adjustments on cash	32	(5)

Net increase (decrease) in cash	(54)	63
Cash at beginning of period	284	238

Cash at end of period	$230	$301

Cash paid during period for:
Interest	$233	$243

See condensed notes to consolidated financial statements

SI Technologies, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(In Thousands Except Share and Per Share Data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at October 31, 2003 and the results of operations and the cash flows for the three months ended October 31, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004. This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2003.

Note 2. Equity Compensation Plan Information

The Company accounts for stock-based employee compensation under the requirements of APB Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the Company’s common stock at the measurement date. Non-employee stock-based transactions and stock warrants are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options:

	Three months ended October 31,
	2003	2002
Net Income (loss), as reported	$(19)	$314
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(45)	(76)

Pro Forma net income (loss)	$(64)	$238

Income (loss) per share:
Basic:
As reported	$.00	$.09
Pro forma	$(.02)	$.07
Diluted:
As reported	$.00	$.09
Pro forma	$(.02)	$.07

Note 3. Earnings per share

Basic earnings per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income (loss) attributable to common stockholders. Diluted earnings (loss) per share reflect the potential dilution that could occur from common shares issuable through stock options (195 equivalent shares in 2002). The computation of loss per share assuming dilution for the quarter ended October 31, 2003 was anti-dilutive and excluded 157,274 outstanding stock options.

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	October 31, 2003	July 31, 2003
	(Unaudited)
Raw Materials	$4,606	$4,769
Work in Process	864	1,257
Finished Goods	4,717	4,810

	10,187	10,836
Less reserve for excess and obsolete inventories	(601)	(602)

	$9,586	$10,234

Note 5. Industry And Geographic Area Segment Information

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in three operating segments, two of which are combined, resulting in two reportable business segments–(1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K, Note A–Summary of Significant Accounting Policies.

For 2003, approximately 59% of the sales are within the United States, 5% are within Canada and 30% of sales are to European customers. No single customer or control group represents more the 10% of total sales.

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

Segment Information 2003 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2003:
Sales	$6,949	$1,628	$8,577
Cost of goods sold	4,905	912	5,817

Gross profit	2,044	716	2,760
Gross profit %	29%	44%	32%
Operating expenses	1,943	647	2,590
Operating profit	$101	$69	170

Interest expense			(233)
Other income, net			33

Loss before income taxes			(30)
Income tax benefit			11

Net loss			$(19)

Depreciation and amortization	$110	$10	$120

Assets	$22,310	$3,555	$25,865

Segment Information 2002 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2002:
Sales	$6,426	$1,410	$7,836
Cost of goods sold	4,015	786	4,801

Gross profit	2,411	624	3,035
Gross profit %	38%	44%	39%
Operating expenses	1,986	497	2,483
Operating profit	$425	$127	552

Interest expense			(261)
Other income, net			34

Income before income taxes			325
Income tax expense			(11)

Net income			$314

Depreciation and amortization	$145	$16	$161

Assets	$20,977	$4,688	$25,665

Note 6. Valuation And Qualifying Account Information

	Year	Balance at beginning of quarter	Provision charged to expense	Charge-offs	Balance at end of quarter
Warranty reserve	2003	$104	$78	$(59)	$123
	2002	271	54	(44)	281

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in Thousands)

	Quarter ended October 31,		Percent Increase/ (Decrease)
Industrial Measurement	2003	2002	2003 vs. 2002
	(unaudited)
Net sales	100.0%	100.0%	8.1%
Cost of sales	70.6	62.5	22.2

Gross profit	29.4	37.5	(15.2)

Selling, general and administrative	22.2	24.7	(23.7)
Research, development and engineering	5.7	4.4	39.1
Operating expenses	28.0	30.9	(2.2)

Operating profit	1.5	6.6	(76.2)

	Quarter ended October 31,		Percent Increase/ (Decrease)
Industrial Automation	2003	2002	2003 vs. 2002
	(unaudited)
Net sales	100.0%	100.0%	(9.5)%
Cost of sales	56.0	55.7	(8.2)

Gross profit	44.0	44.3	(11.1)

Selling, general and administrative	34.8	38.8	(11.7)
Research, development and engineering	5.0	3.9	12.7

Operating expenses	39.7	42.7	7.5

Operating profit	4.2	1.6	211.1

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as may, will, should, expects, anticipates, estimates, believes or plans, or comparable terminology, are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include our ability to hire and retain qualified management, technology and other personnel; and the impact of competition from existing and new technologies and companies;

Results of Operations-Quarter ended October 31, 2003 vs. October 31, 2002

Sales

Net sales increased by 9.5% to $8,577 due primarily to increases in volume for the quarter ended October 31, 2003 from $7,836 for the same period in the prior fiscal year. The industrial measurement product line increased 8.1% to $6,949 at October 31, 2003 from $6,426 at October 31, 2002 and the industrial automation line increased 15.5%, to $1,628 at October 31, 2003 from $1,410 at October 31, 2002. The increase in the measurement product line occurred in the truck scale product lines and industrial scales because of the Company’s continuing marketing efforts in these specific areas. The increase in industrial automation sales is in the standard products is a result of greater demand in capital equipment markets.

Gross Profit

Gross profit in the first quarter decreased by 9% to $2,760 from $3,035 when compared to the gross profit reported for the same period in the prior fiscal year. The gross profit decrease resulted from a higher level of sales of lower margin products and the absorption of negative manufacturing variances in the industrial measurement segment. The industrial automation gross margin remained steady at 44%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.1% to $2,110 in the quarter ended October 31, 2003 as compared to $2,135 for the same period in the prior fiscal year and represented a decline to 24.6% of sales from 27.2% of sales from 2002. Although personnel costs were slightly greater in 2003, lower expenditures in promotional programs compensated for the decrease.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 40.6% to $478 for the quarter ended October 31, 2003, as compared to $340 for the same period in the prior fiscal year. Salary for engineering support of manufacturing accounted for the increase in these costs from similar levels of the prior year.

Interest Expense

For the three months ended October 31, 2003, lower line of credit borrowings accounted for the decrease in interest expense to $233 as compared to $261 for the same period in the prior fiscal year, while interest rates declined slightly.

Income Tax Expense

Income tax benefit (expense) for the three months ended October 31, 2003 and 2002 was $11 and ($11) due to tax accrued at statutory rates for October 31, 2003 and at statutory rates, net of the valuation allowance for October 31, 2002.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At October 31, 2003 the Company’s cash position was $230 compared to $284 at July 31, 2003. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital decreased to $1,515 at October 31, 2003 from $1,624 at July 31, 2003.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the three months ended October 31, 2003 was $619 as compared with $385 provided by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days. The increase in cash provided by operations from July 2003 to October 2003 is due to an approximately $649 decrease in inventory.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $280 in fiscal 2004 as compared to $269 in fiscal 2003.

In November 2003, the Company executed an extension to the principal credit agreement with its bank to January 2, 2004. Management is discussing a revision of the current credit agreement to provide for a longer term extension. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $590 at October 31, 2003. The credit agreement provides for a revolving line of credit up to a maximum of $6,500 with interest at prime (4% at October 31, 2003) plus 2.75%. Monthly payments on the line are interest only with principal due January 2, 2004. The credit agreement continues the $1,500 term note (balance at October 31, 2003 of $1,200) with interest at prime plus 3.25%. Monthly payments are $25 principal plus interest with the balance due January 2, 2004. Monthly payments on the second note payable of $3,871 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for the year ended July 31, 2003.

ITEM 3	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. The Company is exposed to market risk from changes in the base rates on our variable rate debt.

Interest rates-the domestic bank revolving line of credit and term debt (totaling $10,942 at October 31, 2003) bear interest at a variable interest rate equal to prime plus an additional amount, as defined in each respective debt agreement. At October 31, 2003, the interest rate on our revolving line of credit was 6.75%, and the interest rate on our term loans were 5.75% and 7.25%. We do not believe the risk associated with interest rate fluctuations related to these financial instruments poses a risk to the Company.

The Company has experienced minimal foreign currency fluctuation

ITEM 4	Controls and Procedures.

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

PART II–OTHER INFORMATION

ITEM 1 Legal Matters

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at October 31, 2003, which would result in any significant adverse effect to the financial statements.

ITEM 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits to Part II

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

(b)	Reports on Form 8-K

Current report dated November 13, 2003 containing disclosure under Item 5 relating to the Company’s delay in filing its Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

	By:	/s/ Rick A. Beets

December 15, 2003		Rick A. Beets President, and CEO (Principal Executive Officer)

	By:	/s/ David M. Gernak

December 15, 2003		David M. Gernak Corporate Controller (Principal Accounting Officer)