Form 10-Q
period 2004-01-31
SI TECHNOLOGIES INC
filed 2004-03-16
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Commission file number 0-12370

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in A Rule 12b-2 of the Exchange Act.  Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of March 15, 2004 was 4,026,996.

PART I–FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands)

	January 31, 2004	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$294	$284
Trade accounts receivable, less allowance for doubtful accounts of $312 and $296, respectively	4,887	5,516
Inventories, net	9,984	10,234
Other current assets	454	337

Total current assets	15,619	16,371

Property and equipment, net	1,475	1,679
Deferred income taxes	1,509	1,509
Other assets
Goodwill	7,002	7,002
Other intangibles, net	88	91
Other assets	250	291

Total assets	$25,943	$26,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,565	$8,242
Current maturities of long-term debt	1,748	1,898
Accounts payable	3,178	3,050
Accrued liabilities	1,647	1,557

Total current liabilities	14,138	14,747
Long-term debt, less current maturities	3,030	3,366
Other liabilities	243	408
Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 4,026,996 issued and outstanding	40	40
Additional paid-in capital	11,188	11,163
Accumulated deficit	(2,811)	(2,798)
Accumulated other comprehensive income	115	17

Total stockholders’ equity	8,532	8,422

Total liabilities and stockholders’ equity	$25,943	$26,943

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands except share and per share data)

(Unaudited)

	For the three months ended January 31		For the six months ended January 31
	2004	2003	2004	2003
Net sales	$8,478	$8,230	$17,054	$16,066
Cost of sales	5,516	5,178	11,251	9,979

Gross profit	2,962	3,052	5,803	6,087

Operating expenses:
Selling, general and administrative	2,259	2,159	4,369	4,294
Research, development and engineering	437	353	915	693
Amortization of intangibles	2	8	4	16

	2,698	2,520	5,288	5,003

Income from operations	264	532	515	1,084

Interest expense	(218)	(243)	(452)	(503)
Other income (expense), net	(36)	47	(84)	81

Income (loss) before income tax expense	10	336	(21)	662
Income tax benefit (expense)	(4)	17	8	6

Net income (loss)	$6	$353	$(13)	$668

Income (loss) per common share-basic	$0.00	$0.10	$0.00	$0.19

Income (loss) per common share-diluted	$0.00	$0.10	$0.00	$0.19

Weighted average shares outstanding basic	4,026,996	3,579,935	4,026,996	3,579,935

Weighted average shares outstanding-diluted	4,249,236	3,642,759	4,138,116	3,607,119

See condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the six months ended January 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(13)	$668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	244	326
Loss on sale of fixed assets	21	—
Deferred lease cost	(166)	(130)
Deferred income taxes	—	(289)
Provision for doubtful accounts	48	—
Changes in operating assets and liabilities:
Trade accounts receivable	581	(3)
Inventories	250	(2,317)
Other current assets	(75)	298
Accounts payable	127	1,369
Accrued liabilities and customer advances	90	(72)

Net cash provided by (used in) operating activities	1,107	(150)

Cash flows from investing activities:
Purchase of property and equipment	(59)	(181)

Net cash (used in) investing activities	(59)	(181)

Cash flows from financing activities:
Stock option granted to consultant	26	—
Net (repayments) borrowings on line of credit	(677)	707
Payments on long-term debt	(486)	(437)

Net cash used in financing activities	(1,137)	270

Effect of translation adjustments on cash	99	31

Net increase (decrease) in cash	10	(30)
Cash at beginning of period	284	238

Cash at end of period	$294	$208

Cash paid during period for:
Interest	$439	$503

See condensed notes to consolidated financial statements

SI Technologies, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(In Thousands Except Share and Per Share Data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company at January 31, 2004 and the results of operations and the cash flows for the six months ended January 31, 2004 and 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004. This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2003.

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

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options:

	Three Months ended January 31		Six Months ended January 31
	2004	2003	2004	2003
Net Income (loss), as reported	$6	$353	($13)	$668
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(23)	(44)	(33)	(196)

Pro Forma net income (loss)	($17)	$309	$(46)	$472

Income (loss) per share:
Basic:
As reported	$0.00	$0.10	$0.00	$0.19
Pro forma	$0.00	$0.09	($0.01)	$0.15
Diluted:
As reported	$0.00	$0.10	$0.00	$0.19
Pro forma	$0.00	$0.08	($0.01)	$0.15

Note 3. Earnings per share

Basic earnings per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income (loss) attributable to common stockholders. Diluted earnings (loss) per share reflect the potential dilution that could occur from common shares issuable through stock options (62,824 equivalent shares in 2003). The computation of loss per share assuming dilution for the six months ended January 31, 2004 was anti-dilutive and excluded 111,120 outstanding stock options.

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	January 31, 2004	July 31, 2003
	(Unaudited)
Raw Materials	$3,710	$4,769
Work in Process	829	1,257
Finished Goods	6,139	4,810

	10,678	10,836
Less reserve for excess and obsolete inventories	(694)	(602)

	$9,984	$10,234

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

As of January 31, 2004, approximately 59% of the sales were within the United States, 5% were within Canada 6% to the Pacific rim and 30% of sales were to European customers. No single customer or control group represents more the 10% of total sales. As of January 31, 2004, $4,618 of the Company’s assets were held outside the United States.

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

Segment Information 2004 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2004:
Sales	$6,812	$1,666	$8,478
Cost of goods sold	4,500	1,016	5,516

Gross profit	2,312	650	2,962
Gross profit %	34%	39%	35%
Operating expenses	2,043	655	2,698
Operating profit (loss)	$269	$(5)	264

Interest expense			(218)
Other income, net			(36)

Income before income taxes			10
Income tax expense			(4)

Net income			$6

Depreciation and amortization	$68	$14	$82

Assets	$22,531	$3,385	$25,916

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2004:
Sales	$13,760	$3,294	$17,054
Cost of goods sold	9,323	1,928	11,251

Gross profit	4,437	1,366	5,803
Gross profit %	32%	41%	34%
Operating expenses	3,986	1,302	5,288
Operating profit	$451	$64	515

Interest expense			(452)
Other expense, net			(84)

Loss before income taxes			(21)
Income tax benefit			8

Net loss			($13)

Depreciation and amortization	$225	$19	$244

Segment Information 2003 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2003:
Sales	$6,395	$1,835	$8,230
Cost of goods sold	4,058	1,120	5,178

Gross profit	2,337	715	3,052
Gross profit %	37%	39%	37%
Operating expenses	1,911	609	2,520
Operating profit	$426	$106	532

Interest expense			(243)
Other income, net			47

Income before income taxes			336
Income tax benefit			17

Net income			$353

Depreciation and amortization	$151	$14	$165

Assets	$22,362	$4,605	$26,967

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2003:
Sales	$12,821	$3,245	$16,066
Cost of goods sold	8,073	1,906	9,979

Gross profit	4,748	1,339	6,087
Gross profit %	37%	41%	38%
Operating expenses	3,792	1,211	5,003
Operating profit	$956	$128	1,084

Interest expense			(503)
Other income, net			81

Income before income taxes			662
Income tax benefit			6

Net income			$668

Depreciation and amortization	$296	$30	$326

Note 6. Valuation And Qualifying Account Information

	Year	Balance at beginning of period	Provision charged to expense	Charge- offs	Balance at end of period
Warranty reserve	2004	$105	$115	$(101)	$119
	2003	271	107	(153)	225
Bad Debt reserve	2004	$296	$48	$(32)	$312
	2003	250	30	(116)	164

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in Thousands)

The following tables set forth, for the periods and business segments indicated, certain items from the Company’s Statement of Operations expressed as a percentage of net sales.

	Quarter ended January 31,		Percent Increase/ (Decrease)
Industrial Measurement	2004	2003	2004 vs 2003
	(Unaudited)
Net sales	100.0%	100.0%	6.5%
Cost of sales	66.1	63.4	10.9

Gross profit	33.9	36.6	(1.1)

Selling, general and administrative	24.4	25.2	(7.1)
Research, development and engineering	5.6	4.5	31.1
Operating expenses	30.0	29.9	(6.9)

Operating profit	3.9	6.7	(37.0)

	Quarter ended January 31,		Percent Increase/ (Decrease)
Industrial Automation	2004	2003	2004 vs 2003
	(Unaudited)
Net sales	100.0%	100.0%	(9.2)%
Cost of sales	61.0	61.0	(9.3)

Gross profit	39.0	39.0	(9.1)

Selling, general and administrative	35.8	29.7	9.4
Research, development and engineering	3.5	3.5	(9.0)

Operating expenses	40.2	43.2	7.5

Operating profit	(0.3)	7.5	(104.3)

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include our ability to hire and retain qualified management, technology and other personnel; and impact of competition from existing and new technologies and companies.

Results of Operations-Quarter ended January 31, 2004 vs. January 31, 2003

Sales

Net sales increased by 3.0% to $8,478 due primarily to increases in volume for the quarter ended January 31, 2004 from $8,230 for the same period in the prior fiscal year. The industrial measurement product line increased 6.5% to $6,812 at January 31, 2004 from $6,395 at January 31, 2003 and the industrial automation line decreased 9.2%, to $1,666 at January 31, 2004 from $1,835 at January 31, 2003. The increase in the measurement product line occurred primarily from an increase in the exchange rate and the recognition of sales from the European subsidiary. The decrease in industrial automation sales is due to the lower volume of custom engineered products.

Gross Profit

Gross profit in the second quarter decreased by 3% to $ 2,962 from $3,052 of gross profit reported for the same period in the prior fiscal year. The gross profit decrease resulted from a higher level of sales of lower margin products in the industrial measurement segment. The industrial automation gross margin remained steady at 39%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.6.% to $2,259 in the quarter ended January 31, 2004 as compared to $2,159 for the same period in the prior fiscal year and represented 26.6% of sales in 2004 from 26.2% of sales from 2003. Although operating costs were slightly less in 2004, an accrual of $125 for severance due to the former CEO contributed to the increase.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 23.8% to $437 for the quarter ended January 31, 2004, as compared to $353 for the same period in the prior fiscal year. Salary for engineering support of manufacturing accounted for the increase in these costs from similar levels of the prior year.

Interest Expense

For the three months ended January 31, 2004, lower line of credit borrowings accounted for the decrease in interest expense to $218 as compared to $243 for the same period in the prior fiscal year, while interest rates declined slightly.

Income Tax Expense

Income tax benefit (expense) for the three months ended January 31, 2004 and 2003 was ($4) and $17 due to tax accrued at statutory rates for January 31, 2004 and at statutory rates, net of the valuation allowance for January 31, 2003.

Results of Operations-Six Months ended January 31, 2004 vs. January 31, 2003

Sales

Net sales increased by 6.2% to $17,054 due primarily to increases in volume for the six months ended January 31, 2004 from $16,066 for the same period in the prior fiscal year. The industrial measurement product line increased 7.3% to $13,761 at January 31, 2004 from $12,821 at January 31, 2003 and the industrial automation line increased 1.5%, to $3,294 at January 31, 2004 from $3,245 at January 31, 2003. The increase in the measurement product line occurred primarily from an increase in the exchange rate and the recognition of sales from the European subsidiary.

Gross Profit

Gross profit in the for the six months ended January 31, 2004 decreased by 4.7% to $ 5,803 from $6,087 of gross profit reported for the same period in the prior fiscal year. The gross profit decrease resulted from a higher level of sales of lower margin products in the industrial measurement segment. The industrial automation gross margin remained steady at 41%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.7% to $4,369 in the six months ended January 31, 2004 as compared to $4,294 for the same period in the prior fiscal year but represented a decline to 25.6% of sales from 26.7% of sales from 2003. Although operating costs were slightly less in 2004, an accrual of $125 for severance due to the former CEO contributed to the increase.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by 31.9% to $915 for the six months ended January 31, 2004, as compared to $693 for the same period in the prior fiscal year. Salary for engineering support of manufacturing accounted for the increase in these costs from similar levels of the prior year.

Interest Expense

For the six months ended January 31, 2004, lower line of credit borrowings accounted for the decrease in interest expense to $452 as compared to $503 for the same period in the prior fiscal year, while interest rates declined slightly.

Income Tax Expense

Income tax benefit for the six months ended January 31, 2004 and 2003 was $8 and $6 due to tax accrued at statutory rates for January 31, 2004 and at statutory rates, net of the valuation allowance for January 31, 2003.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At January 31, 2004 the Company’s cash position was $294 compared to $284 at July 31, 2003. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital decreased to $1,481 at January 31, 2004 from $1,624 at July 31, 2003.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the six months ended January 31, 2004 was $1,136 as compared with $150 used by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days. The increase in cash provided by operations from July 2003 to January 2004 is due to an approximately $581 decrease in accounts receivable and $250 decrease in inventory.

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

In March 2004, the Company agreed upon an extension to the principal credit agreement with its bank to July 31, 2004. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $337 at January 31, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $6,000 with interest at prime (4% at January 31, 2004) plus 2.5%. Monthly payments on the line are interest only with principal due July 31, 2004. The credit agreement continues the $1,500 term note (balance at January 31, 2004 of $1,075) with interest at prime plus 3.25%. Monthly payments are $175 principal plus interest with the balance due July 31, 2004. Monthly payments on the second note payable of $3,871 are $56 plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

The Company also maintains a revolving line of credit with a bank to support the Company’s European operations for 2,250 Euros, secured by certain of the Company’s inventories and receivables. As of January 31, 2004, there was an outstanding balance of 1,441 Euros ($1,788).

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

Interest rates-the domestic bank revolving line of credit and term debt (totaling $10,554 at January 31, 2004) bear interest at a variable interest rate equal to prime plus an additional amount, as defined in each respective debt agreement. At January 31, 2004, the interest rate on our revolving line of credit was 6.75%, and the interest rate on our term loans were 5.75% and 7.25%. We do not believe the risk associated with interest rate fluctuations related to these financial instruments poses a risk to the Company.

The Company has experienced minimal foreign currency fluctuation.

ITEM 4	Controls and Procedures

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

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1	Legal Proceedings

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at January 31, 2004, which would result in any significant adverse effect to the financial statements.

ITEM 4	Results of Annual Meeting Votes

The Company’s Annual Meeting of Shareholders was held on December 11, 2003. The following matters were voted upon by the shareholders with the results as follows:

Proposal 1.    The following directors were duly elected to serve until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Withheld
Edward A. Alkire	2,521,216	25,402	.
S. Scott Crump	2,513,216	25,902	.
Rick A. Beets	2,513,216	33,402	.
D. Dean Spatz	2,521,216	25,402	.
Ralph E. Crump	2,513,716	32,902	.
Heinz Zweipfennig	2,520,716	25,902	.

Proposal 2.    The proposal to approve the SI Technologies, Inc. 2003 Stock Option Plan was approved as follows:

Votes For: 2,494,741	Votes Against: 51,877	Abstain: -0-	.

Proposal 3.    The proposal to ratify the sale of common stock and warrants to Ralph E. Crump and Marjorie L. Crump was approved as follows:

Votes For: 2,494,471	Votes Against: 52,147	Abstain: -0-	.

ITEM 5	Other Information

As of March 8, 2004, Howard F. George has accepted the position of Vice President and Chief Financial Officer at SI Technologies, Inc.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits to Part II

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

(b)	Reports on Form 8-K

Current report dated January 29, 2004 containing disclosure under Item 5 relating to the resignation of the Company’s chief executive officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

	By:	/s/ Marvin Moist

March 16, 2004		Marvin Moist President and CEO

	By:	/s/ Howard F. George
March 16, 2004		Howard F. George VP & CFO