Form 10-Q
period 2004-04-30
SI TECHNOLOGIES INC
filed 2004-06-14
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Commission file number 0-12370

F O R M 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2004 was 4,126,996.

SI TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands)

	April 30, 2004	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$243	$284
Trade accounts receivable, less allowance for doubtful Accounts of $325 and $296, respectively	5,565	5,516
Inventories, net	9,553	10,234
Other current assets	354	337

Total current assets	15,715	16,371

Property and equipment, net	1,321	1,679

Deferred income taxes	1,509	1,509

Other assets
Goodwill	7,002	7,002
Other intangibles, net	88	91
Other assets	250	291

TOTAL ASSETS	$25,885	$26,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,445	$8,242
Current maturities of long-term debt	1,367	1,898
Accounts payable	3,494	3,050
Accrued liabilities	1,687	1,557

Total current liabilities	13,993	14,747

Long-term debt, less current maturities	2,868	3,366
Other liabilities	198	408

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 4,126,996-2004; 4,026,996 –2003 issued and outstanding	41	40
Additional paid-in capital	11,343	11,163

Accumulated deficit	(2,579)	(2,798)
Accumulated other comprehensive income	21	17

Total stockholders’ equity	8,826	8,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,885	$26,943

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Income

(in thousands except share and per share data)

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2004	2003	2004		2003
Net sales	$9,288	$8,663		$26,342	$24,729
Cost of sales	5,909	5,786	(1)	17,160	15,765

Gross profit	3,379	2,877		9,182	8,964

Operating expenses:
Selling, general and administrative	2,372	2,044		6,741	6,338
Research, development and engineering	404	432		1,319	1,125
Amortization of intangibles	2	8		6	24

	2,778	2,484		8,066	7,487
Income from operations	601	393		1,116	1,477

Interest expense	(198)	(235)		(650)	(738)
Other income (expense), net	(109)	61	(1)	(193)	142

Income before income tax benefit (provision)	294	219		273	881

Income tax benefit (provision)	(63)	24		(55)	29

Net income	$231	$243		$218	$910

Income per common share-basic	$0.06	$0.07		$0.06	$0.25

Income per common share-diluted	$0.05	$0.07		$0.05	$0.25

Weighted average shares outstanding basic	4,044,774	3,599,456		4,032,922	3,586,442

Weighted average shares outstanding-diluted	4,206,358	3,664,301		4,210,473	3,621,394

(1)	Reclassification of custom freight expenses in 2nd quarter between cost of sales and other income (expense)

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended April 30,
	2004	2003
Cash flows from operating activities:

Net income	$218	$910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364	496
Loss on sale of equipment	30	—
Deferred lease cost	(210)	(196)
Deferred income taxes	—	(384)
Provision for doubtful accounts	68	34

Changes in operating assets and liabilities:
Trade accounts receivable	(117)	(206)
Inventories	682	(2,358)
Other current assets	24	25
Accounts payable	442	1,329
Accrued liabilities and customer advances	133	3

Net cash provided by (used in) operating activities	1,634	(347)

Cash flows from investing activities:
Proceeds from sale of equipment	101
Purchase of equipment	(132)	(209)

Net cash (used in) investing activities	(31)	(209)

Cash flows from financing activities:
Stock options granted to consultant	26	—
Proceeds from sale of common stock	156	540
Net (repayments) borrowings on line of credit	(797)	654
Payments on long-term debt	(1,030)	(730)

Net cash provided by (used in) financing activities	(1,645)	464

Effect of translation adjustments on cash	1	13

Net (decrease) in cash	(41)	(79)

Cash at beginning of period	284	238

Cash at end of period	$243	$159

Cash paid during period for:
Interest	$610	$734

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Condensed Notes to Consolidated Financial Statements

April 30, 2004

(In thousands except share and per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position results of operations and the cash flows of the company for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004. This Form 10-Q should be read in conjunction with the Company’s Annual Report and Form 10-K for the year ended July 31, 2003.

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

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options:

	For the three months ended April 30,		For the nine months ended April 30,
	2004	2003	2004	2003
Net Income, as reported	$231	$243	$218	$910
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(21)	45	(192)	(75)

Pro Forma net income	$210	$288	$26	$835

Income per share:
Basic:
As reported	$0.06	$0.07	$0.06	$0.25
Pro forma	$0.05	$0.08	$0.00	$0.23

Diluted:
As reported	$0.05	$0.07	$0.05	$0.25
Pro forma	$0.05	$0.08	$0.00	$0.23

Note 3. Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (177,551 and 34,835 equivalent shares in 2004 and 2003 respectively, and 161,584 and 64,125 for the three months ended April 30, 2004 and 2003 respectively).

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	April 30, 2004	July 31, 2003
	(Unaudited)
Raw Materials	$4,434	$4,769
Work in Process	1,126	1,257
Finished Goods	4,874	4,810

	10,434	10,836
Less reserve for excess and obsolete inventories	(881)	(602)

	$9,553	$10,234

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

As of April 30, 2004, approximately 59% of the sales are within the United States, 5% are within Canada, 6% to Pacific Rim and 30% of sales are to European customers. No single customer or control group represents more the 10% of total sales. As of April 30, 2004, $5.1 million of the Company’s assets were held outside the United States.

Included in the industrial measurement segment are industrial sensors and controls products consisting of a wide range of National Type Evaluation (NTEP) and International Organization of Legal Metrology (IOLM) approved, load cells, transducers, translators and sensors. The products measure forces such as pressure, weight, mass and torque when matched with microprocessor controlled digital electronics. Weighing Systems’ products constitute the combination of load cells and microprocessor-controlled digital electronics that in combination provide for an integrated system providing weight data in both dynamic and static industrial weighing applications.

The industrial automation segment consists of load handling, moving and positioning equipment and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

Segment Information 2004 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended April 30, 2004:
Sales	$7,320	$1,968	$9,288
Cost of goods sold	4,661	1,248	5,909

Gross profit	2,659	720	3,379
Gross profit %	36%	37%	36%
Operating expenses	2,179	599	2,778
Operating profit	$480	$121	601

Interest expense			(198)
Other income, net			(109)

Income before provision for taxes			294
Income tax provision			(63)

Net income			$231

Depreciation and amortization	$111	$9	$120

Assets	$22,203	$3,682	$25,885

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended April 30, 2004:
Sales	$21,081	$5,261	$26,342
Cost of goods sold	13,985	3,175	17,160

Gross profit	7,096	2,086	9,182
Gross profit %	34%	40%	35%
Operating expenses	6,375	1,691	8,066
Operating profit	$721	$395	1,116

Interest expense			(650)
Other expense, net			(193)

Income before provision for taxes			273
Income tax provision			(55)

Net income			$218

Depreciation and amortization	$336	$28	$364

Segment Information 2003 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended April 30, 2003:
Sales	$6,796	$1,867	$8,663
Cost of goods sold	4,639	1,147	5,786

Gross profit	2,157	720	2,877
Gross profit %	32%	39%	33%
Operating expenses	1,977	507	2,484
Operating profit	$180	$213	393

Interest expense			(235)
Other income, net			61

Income before benefit for taxes			219
Income tax benefit			24

Net income			$243

Depreciation and amortization	$159	$11	$170

Assets	$23,834	$4,610	$28,444

	Industrial Measurement	Industrial Automation	SI Consolidated
Nine months ended April 30, 2003:
Sales	$19,617	$5,112	$24,729
Cost of goods sold	12,712	3,053	15,765

Gross profit	6,905	2,059	8,964
Gross profit %	35%	40%	36%
Operating expenses	5,979	1,508	7,487
Operating profit	$926	$551	1,477

Interest expense			(738)
Other income, net			142

Income before benefit for taxes			881
Income tax benefit			29

Net income			$910

Depreciation and amortization	$454	$42	$496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statement

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

Overview

We develop, design, manufacture and market high-performance industrial sensors, weighing, and factory automation systems. Our products are used in a wide variety of industries including aerospace, aviation, food processing and packaging, forestry manufacturing, mining, transportation, warehousing, distribution, and waste management.

We categorized our products into two market applications: Industrial measurement, and industrial automation. Our industrial measurement products measure forces such as pressure weight, mass and torque when matched with microprocessor controlled digital electronics. Our industrial automation products are load handling, moving/positioning, and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

We expect demand for our products to continue, but the near term outlook for our markets remain clouded by uncertain economic conditions and competition. Therefore, we are in process of searching for a facility in Southern California that is smaller than the one currently being leased in conjunction with the continuing outsourcing of certain high volume, low margin component products to manufacturing partners in low labor cost countries. We believe a recovery in global capital spending will allow us to leverage our more efficient operating structure into greater sales and profitability.

Results of Operations-three months ended April 30, 2004 vs. April 30, 2003

Sales

Net sales increased by approximately 7% to $9.3 million for the quarter ended April 30, 2004 from $8.7 million for the same period in the prior fiscal year. A general global economy betterment, and an exchange rate gain at the Company’s European operations were the contributing items for the sales increase for the quarter over the prior year’s quarter.

Gross Profit

Gross profit in the third quarter increased by approximately 17% to $3.4 million from $2.9 million of gross profit reported for the same period in the prior fiscal year. Increase of gross profit for the quarter as compared to the prior year were due to volume of sales, and the continuing transfer of manufacturing to outsourced contract manufacturer which has resulted in lower cost. The outsourcing continues to improve on quality which reduces rework cost. Offsetting the increase in gross profit was an increase in our reserve for excess and obsolete inventory of $187,000 for the three month period

Selling, General and Administrative/Other Expenses

Selling, general and administrative/other expenses increased approximately 25% to $2.5 million in the quarter ended April 30, 2004 as compared to $2.0 million for the same period in the prior fiscal year. The quarter had increases in expenses mainly due to audit and tax fees, bank charges, consulting fees and insurance.

Research, Development and Engineering Expenses

Research, development and engineering expenses decreased by approximately 6% to $404,000 for the quarter ended April 30, 2004, as compared to $432,000 for the same period in the prior fiscal year. This was the result of reclassifying personnel from engineering to manufacturing for incoming inspection.

Interest Expense

For the three month period ended April 30, 2004, interest expense was $198,000 as compared to $235,000 in the prior year’s period. The main cause for the decrease in both periods was reduction in debt.

Income Tax Expense

The provision for income taxes for the three months ended April 30, 2004 was $63,000 as compared to a tax benefit of $24,000 in the prior year. The tax benefit in the prior year period was for valuation allowance adjustments, and the tax provision for the current year period is the statutory tax rates less adjustments mainly from foreign sales tax credits.

Net Income

Reflecting all of the matters discussed above, net income was $231,000 (or $0.06 per share basic, and $0.05 per share diluted) for the quarter ended April 30, 2004.

Comparison of the Nine Months Ended April 30, 2004 to the Nine Months Ended April 30, 2003

Sales

For the nine months ended April 30, 2004, net sales were $26.3 million, an increase of 7%, or $1.6 million from the prior year’s period. A general global economy uptick, and an exchange rate gain at the Company’s European operations were the contributing items for the sales increase for the nine months over the prior year period.

Gross Profit

For the nine months ended April 30, 2004, gross profit was $9.2 million, an increase of 2% or $200,000 over the prior year’s period. The increase was due primarily to volume of sales, and the continuing transfer of manufacturing to outsourced contract manufacturers which has resulted in lower cost. The outsourcing continues to improve on quality which reduces rework cost, offsetting the increase in gross profit was an increase in our reserve for excess and obsolete inventory of $279,000.

Selling, General and Administrative/Other Expenses

For the nine months these expenses increased to $6.7 million as compared to $6.3 million for the same period in the prior year. The increase was due to a severance fee of $125,000 during the second quarter, plus increases in expenses mainly due to audit and tax fees, bank charges, consulting fees and insurance.

Research, Development and Engineering Expenses

For the nine months, the expenses were $1.3 million as compared to $1.1 million in the prior year’s period. The increase was attributable to personnel increases to support manufacturing activities; however, the third quarter reclassification of personnel mention above offset this increase.

Interest Expense

For the nine months ended, interest was $650,000 as compared to $738,000 in the prior year’s period, reflecting the effect of lower outstanding debt.

Income Tax Expense

For the nine months, the tax provision was $55,000 as compared to a benefit of $29,000 in the prior period. The tax benefit in the prior year period was for valuation allowance adjustments, and the tax provision for the current year period is the statutory tax rates less adjustments for mainly foreign sales tax credits.

Net Income

Reflecting all of the matters discussed above, net income was $218,000 (or $0.06 per share basic, and $0.05 per share diluted) for the nine months ended April 30, 2004.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At April 30, 2004 the Company’s cash position was $243 thousand compared to $284 thousand at July 31, 2003. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital increased to $1.7 million at April 30, 2004 from $1.6 million at July 31, 2003.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the nine months ended April 30, 2004 was $1.6 million as compared with $347 thousand used by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days. The increase in cash provided by operations for the nine months ended April 30, 2004 of $1.9 million was mainly offset by debt payment over the prior year period.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components.

In March 2004, the Company agreed upon an extension to the principal credit agreement with its bank to July 31, 2004. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $.3 million at April 30, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $6 million with interest at prime (4% at April 30, 2004) plus 2.75%. Monthly payments on the line are interest only with principal due July 31, 2004. The credit agreement continues the $1.5 million term note (balance at April 30, 2004 of $.7 million, however as of May 3, 2004 the balance is $.5 million) with interest at prime 4% at April 30, 2004 plus 3.25%. Monthly payments are $175 thousand principal plus interest with the balance due July 31, 2004. Monthly payments on the second note payable of $3.9 million are $56 thousand plus interest at prime plus 1.75%. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and, may not pay any cash dividends. The Company plans to extend the credit facility at renewal.

The Company also maintains a revolving line of credit with a bank to support the Company’s European operations for 2.3 million Euros, secured by certain of the Company’s inventories and receivables. As of April 30, 2004, there was a balance outstanding of 1.4 million Euros or $1.8 million.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for the year ended July 31, 2003.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. The Company is exposed to market risk from changes in the base rates on our variable rate debt.

The domestic bank revolving line of credit and term debt bear interest at a variable interest rate equal to prime plus an additional amount, as defined in each respective debt agreement. At April 30, 2004, the interest rate on our revolving line of credit was 6.75%, and the interest rate on our term loans were 5.75% and 7.25%. We do not believe the risk associated with interest rate fluctuations related to these financial instruments poses a risk to the Company.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at April 30, 2004, which would result in any significant adverse effect to the financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 14, 2004, Rick A. Beets, a member of the Board of Directors, exercised a stock option for 100,000 shares of Common Stock with an exercise price of $1.5625 per share. The total consideration paid to the Company upon the exercise of the stock option was $156,250. This issuance of the Common Stock upon the exercise of the stock option was exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to section 4(2) of the 1933 Act.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits to Part II

Exhibit 31.1	-	Certificate of Chief Executive Officer of SI Technologies, Inc. pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	-	Certificate of Chief Financial Officer of SI Technologies, Inc. pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	-	Certificate of Chief Executive Officer of SI Technologies, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

Exhibit 32.2	-	Certificate of Chief Financial Officer of SI Technologies, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

	By:	/s/ Marvin Moist
Marvin Moist
June 14, 2004		President and Chief Executive Officer

	By:	/s/ Howard F. George
Howard F. George
June 14, 2004		Vice President and Chief Financial Officer