Form 10-K
period 2004-07-31
SI TECHNOLOGIES INC
filed 2004-11-05
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Commission file number 0-12370

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

July 31, 2004

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Nasdaq stock market on January 31, 2004 was $6,915,361.

The number of shares outstanding of each of the registrant’s common stock as of July 31, 2004 was 4,126,996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

General

SI Technologies, Inc. and subsidiaries (“SI”, “SI Technologies” or the “Company”) designs, manufactures and markets high-performance industrial sensors, weighing and factory automation systems, and related products. Five acquisitions in the late 1990s have enabled SI to expand to a global supplier of devices, equipment and systems that move, measure and inspect goods and materials. SI products are used around the world in a wide variety of industries, including aerospace, agriculture, aviation, food processing and packaging, forestry, manufacturing, mining, transportation/distribution and waste management.

The Company was incorporated in California in 1979 as Invention, Design, Engineering Associates, Inc. and was reincorporated in Delaware in 1983. In February 1996, the Company changed its name to SI Technologies, Inc. The Company’s principal executive offices and headquarters are located at 14192 Franklin Avenue, Tustin, California. Headquarters communication information is as follows: telephone, 714-505-6483, fax, 714-573-2034, e-mail address, sitech@sitechnologies.com, Web site, www.sitechnologies.com.

The Company’s strategy is to generate profitable growth while becoming a leading supplier of weighing devices, equipment, engineered systems and services used in the niche industrial markets in which it operates and to expand its markets through new product development, strategic alliances and acquisition of complementary products in the $70 billion industrial measurement and automation industry.

Letter of Intent to be Acquired by Vishay Intertechnology, Inc.

SI has signed a non-binding letter of intent which contemplates the acquisition of SI by Vishay Intertechnology, Inc. (“Vishay”). As described in the letter of intent, Vishay would acquire all of the equity of SI in exchange for approximately $17.65 million in cash subject to reduction on a dollar for dollar basis if SI’s outstanding bank indebtedness exceeds $12 million at the closing.

The transaction is subject to satisfactory completion of due diligence by Vishay, the execution of a definitive purchase agreement approved by the Boards of Directors of SI and Vishay, approval of the SI shareholders, and other material conditions. SI has agreed not to solicit or engage in negotiations for an acquisition by any other person/company. Either SI or Vishay may terminate the letter of intent on or after November 20, 2004.

No assurance can be given that SI will complete a transaction with Vishay.

On-going Acquisition/Merger Activities

In pursuit of the Company’s growth strategy, management is continuously evaluating acquisition/merger opportunities with numerous companies. Companies of interest are leading manufacturers, distributors and service providers who compete with technology advantage, are generating internal growth and profit, and show potential for strong synergy with the Company’s technology, manufacturing operations and marketing and sales organization.

Products and Services

Industrial Measurement

The Company’s industrial sensor and control products consist of a wide range of National Type Evaluation (NTEP) and International Organization of Legal Metrology (OIML) approved, EX, Factory Mutual and IP rated load cells, transducers, force translators and custom designed sensors. These devices represent the core technology of SI and allow us to design high accuracy electromechanical components that convert a physical force to an electrical signal. When combined with microprocessor-controlled digital electronics, they measure forces such as pressure, weight, mass and torque. Commercially, the products are used for measurement, inspection and control. SI sensor and control products are principally used in electronic weighing equipment; batching, blending, mixing, fill-by-weight applications and, machinery operation and control systems. SI electronic controls are normally designed as an integral part of a complete weighing system. In recent years, SI instrumentation has expanded into more complex electronics to provide users with the ability to acquire, record in memory and download to mainframe management information systems that provide operational information other than weight information. In this expanded capacity, SI instrumentation becomes a critical link between operations and management information systems.

SI designs and manufactures dynamic and static electronic weighing equipment and systems for use in a wide range of industrial applications. As a result of the uniqueness of the Company’s combined sensor, weighing and automation system technologies, SI is one of few manufacturers in the industry who design and manufacture all three of the primary components of an electronic scale. These components are the load-handling structure, sensors and instrumentation. Many manufacturers of conventional scale systems manufacture only load-handling structures, outsourcing to industry suppliers their sensor and instrumentation requirements. The Company utilizes its technical expertise and manufacturing know-how in each of these critical components to provide a competitive advantage and believes our expertise can be exploited through our acquisition/integration growth strategy.

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

Depending on application, specific economic benefits are derived by eliminating overweight vehicle fines and delays; reduced time loading, checkweighing and adjusting loads to maximum legal limits; reduced mileage and driving time to checkweighing locations such as commercial in-ground truck scales; immediate measurement and recording of pick-up and delivery weights; reduced equipment abuse, maintenance downtime and expense; and higher capital equipment capacity utilization. Additionally, the weight information produced by these systems is often the critical measurement in controlling, batching, blending and mixing operations in the manufacture of materials.

All systems combine force measurement sensors and microprocessor-based electronic instrumentation to meet customer applications. The instrumentation supplies power to the sensors, provides operator interface and controls, processes sensor signals that determine weights, displays weight readings and records in memory weight information and other inputs from the system and/or the operator. Force measurement sensors employing electronic strain gage technology to measure forces applied. The electrical resistance of force measurement sensors changes proportionally to the force applied; thus the return signal to the meter varies by load or force.

The Company’s static weighing system product line consists of scales designed for numerous industrial and aviation weighing applications. Key products marketed under the trade names Air Guardian, Jet Weigh, Lodec, EvergreenWeigh, Road Guardian, and Road Runner are permanent and portable axle scales, wheel-load weighers, canister load cell systems and heavy-capacity platform scales. Much like dynamic weighing systems, the static weighing systems have broad industrial application. Key markets in which these products enjoy significant market share include aggregate, aviation, construction, freight terminals, land remediation, mining and weight enforcement. Static weighing systems utilize the same technology as dynamic weighing systems; however, they are designed to weigh loads in a static or stationary mode.

Industrial Automation

SI’s industrial automation products consist of load handling, moving and positioning equipment and systems. These products often utilize highly specialized air-bearing movement systems to move loads of any weight efficiently and with extreme precision. Air bearings are air-cushion devices that are used to “float” heavy loads on a thin film of air. Additionally, the Company manufactures systems utilizing water bearings for use in large outdoor applications where water is used as the flotation medium rather than air. These products, marketed under the trade names AeroCaster, AeroGo, AeroPallets, AeroPlanks and AirShuttle, are the world leaders in practical and efficient methods of movement, transfer, location, rotation and alignment of materials and products weighing from several hundred pounds to more than 6,000 tons.

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

Marketing and Sales

The Company’s products are marketed and serviced worldwide primarily through 300 distributors and independent manufacturer representatives, each operating in a specific trade area and serving industrial customers, engineering firms and various government agencies. In addition to headquarters marketing and sales personnel, and subsidiary business unit marketing and sales operations, the Company maintains North American regional sales offices in California, Maryland, Oregon, Washington and British Columbia, Canada; and our European Headquarters in Breda, the Netherlands with regional sales offices in France, Germany, the United Kingdom and the Netherlands. Company sales personnel assist distributors, representatives and customers by making direct sales calls on potential customers in areas not covered by distribution, and support the Company’s direct major accounts.

The Company generates leads through a full complement of marketing programs, including advertisement in industry publications, direct-mail advertising, trade show participation and telemarketing. Headquarters and subsidiary personnel initiate the Company’s sales process on all inquiries by providing the potential user with information on Company products and services and qualifying the product lead. After qualification, inquiries are either maintained in sales for follow-up by Company sales personnel and distribution, or dispatched to engineering for design, cost estimating and preparation of price quotations or bid packages.

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

Market Conditions and Competition

Market Conditions

Overall industry growth normally approximates inflation. The Company believes its unique products, diversity of markets and worldwide geographic presence present significant opportunities for internal growth within the industry.

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

Market diversity is a growing competitive advantage for SI. Over the past few years, SI has been redirecting its focus to new markets in an effort to mitigate a sharp capital spending downturn in the Company’s traditionally strong forestry and waste management markets. Since the 1996 acquisition of Evergreen Weigh cross-selling of products and integration of Company sales organizations have steadily increased market share in several markets including, aggregate, aviation, and construction industries. With the acquisition of AeroGo in fiscal 1997, and the acquisitions of NV Technology, Allegany Technology and Revere Transducers in fiscal 1998, the Company has further expanded its market diversity and potential for revenue synergies and increases. The Company intends to capitalize on its growing market diversity, worldwide presence and cross-selling opportunities with an expanding product line to create internal growth.

SI maintains inventories of raw materials, work-in-process and finished goods. To supply products with competitive availability, the Company carries approximately 50% of inventory in finished goods. While the Company manufactures the majority of its value-added components, certain components, manufacturing processes and sub-assemblies are outsourced. Outsourced items are normally purchased on fixed price contracts on a just-in-time basis. Should the need arise, the Company believes that any supplier and/or subcontractor could be replaced without significant disruption to its business.

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

Competition in load handling and factory automation products is similar to weighing system products. In the air and water bearing product line, all competitors are smaller, privately held companies that may have less financial resources than the Company. Direct competitors include Airfloat, Hovair, and Aircaster. In custom-engineered products and projects, the Company normally competes as a substitute or alternative product versus conventional material-handling equipment manufactured by companies ranging in size from much smaller to significantly larger than the Company.

International markets vary widely in competitive issues. In some countries, price competition is more intense than in North America, while in other markets the relationships and product quality receive more customer emphasis than do marginal pricing differentials, thus price competition is less intensive. As a result of product uniqueness, innovative design solutions, quality of product and dependability, SI products and services are frequently sold in situations where the Company is not the low bidder.

Significant Customers

Historically the Company’s primary customers have been transportation, agriculture, forestry, manufacturing, waste management and general industrial companies. Over the past few years, as a result of the Company’s growth strategy, the customer base has expanded to include the aviation/aerospace, automotive, food processing, construction and maritime industries. Significant customers in recent years include Boeing, Caterpillar, Carrier, Chrysler, Ford, Hyundai, Mettler-Toledo, Lockheed, Michelin, Mitsubishi, NASA, Siemens, and Thiokol just to name a few. SI believes it will continue to expand its product and customer base in developing countries.

While a significant portion of the Company’s annual revenues represent repeat business from its existing customers, no individual customer represents 10% or more of the Company’s revenues.

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

Backlog

At July 31, 2004, the Company’s backlog was $6,128,000, compared with $3,093,000 on July 31, 2003. The Company’s backlog consists of written orders and commitments believed to be firm, approximately 95% of which is shippable in fiscal 2005. Purchase orders and contracts for products and services are from time to time modified and/or canceled by mutual consent between the Company and the customer. Therefore, the backlog on any specific date may not be indicative of the Company’s future performance.

Employees

At July 31, 2004, the Company employed 213 full time employees. We have employees located in Tustin, California; Cumberland Maryland; Seattle, Washington; Kelowna, British Columbia and Breda, the Netherlands. The Company believes its relationships with its employees are satisfactory.

Sources of Supply

The materials and components used by the Company to manufacture its products are available from a variety of sources. The Company believes that it is not dependent at this time on any particular supplier for either its materials or components and has experienced no difficulty in obtaining supplies. Outsourcing the production of certain high-volume, low-margin component products to manufacturing partners in low labor cost countries has reduced the Company’s cost of sales. Should the flow of goods from these partners be disrupted, the Company may incur substantial additional costs to procure those goods.

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

Research, Development And Engineering Expenses

Research, development and engineering expenses are application engineering costs are for the enhancement of ongoing product lines. The Company has the ability to determine the timing and amount of research, development and engineering expenditures as opportunity arises.

Financial Information about Foreign Operations

Foreign Operations

Included in the consolidated balance sheet at July 31, 2004 are the identifiable assets of the Company’s subsidiary, Revere Transducers Europe B.V., which total approximately $4,450,000.

The Company derives approximately 52% of its revenues from customers within the United States. Approximately 30% come from sales to customers in 16 different countries in Europe. The balance of sales are to Canada, Mexico and Latin America. Sales outside the United States are primarily to developed countries.

For additional information regarding foreign assets and operations, see Note K to the Consolidated Financial Statements included herein.

ITEM 2.	PROPERTIES

Location	Segment	Utilization	Square Footage	Leased or Owned	Lease Termination
UNITED STATES

Tustin, CA	Industrial Measurement	Corporate offices, headquarters and U.S. operations for Revere Transducers and SI/Allegany	93,000	Leased	Month-to-month

Seattle, WA	Industrial Automation	Offices and operations for AeroGo, Inc.	55,326	Leased	April 2011

Cumberland, MD	Industrial Measurement	Discontinued use as operations for SI/Allegany. Partial use as East Coast Sales and Service Center	33,000	Leased	May 2006

Cumberland, MD	Industrial Measurement	Aircraft hanger	4,200	Owned
INTERNATIONAL

Breda, the Netherlands	Industrial Measurement	European operations for Revere Transducers	22,000	Leased	June 2007

Kelowna, B.C., Canada	Industrial Measurement	Canadian Sales & Service Center	3,000	Leased	May 2006

The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company’s business as presently conducted. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms. The Company plans to relocate its Tustin facility to a permanent location in the event that the Vishay acquisition does not materialize

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at July 31, 2004 that would result in any significant adverse effect to the financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the quarter ended July 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SI’s Common Stock is traded on the Nasdaq SmallCap Stock Market under the symbol “SISI.” The following table sets forth the high and low closing sales prices of the Common Stock, as reported by Nasdaq, by quarter, for fiscal years 2004 and 2003.

Price Range of Common Shares

	2004		2003
	HIGH	LOW	HIGH	LOW
1st Quarter	$3.39	$2.04	$1.55	$.50
2nd Quarter	3.44	2.75	2.28	1.05
3rd Quarter	4.88	2.50	2.07	1.45
4th Quarter	3.12	2.35	3.79	1.62

As of October 18, 2004, there were approximately 200 holders of record of the Company’s Common Stock. Management believes that as of that date there were approximately 600 beneficial owners of the Company’s Common Stock

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Company intends to retain all future earnings for reinvestment in its business and does not plan to pay dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring and/or paying cash dividends on its capital stock under the terms of certain indebtedness.

Equity Compensation Plan Information

The following tables summarize information concerning currently outstanding and exercisable stock options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	783,824	$2.52	160,000
Equity compensation plans not approved by security holders	0	0	0

TOTAL	783,824	$2.52	160,000

ITEM 6.	SELECTED FINANCIAL DATA

At or for the year ended July 31:

	2004	2003	2002	2001	2000
Net sales	$36,196,000	$33,047,000	$32,613,000	$36,291,000	$41,329,000
Net income (loss)	351,000	1,197,000	1,673,000	(7,128,000)	351,000
Net income (loss) per share basic	.09	.33	.47	(2.00)	.10
Net income (loss) per share assuming dilution	.08	.32	.47	(2.00)	.09
Total assets	24,986,000	26,943,000	25,782,000	25,910,000	33,018,000
Long-term debt, less current portion	2,733,000	3,366,000	4,039,000	—	10,809,000
Other long-term obligations	50,000	408,000	360,000	569,000	976,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

SI develops, designs, manufactures and markets high-performance industrial sensors, weighing, and factory automation systems. It products are used in a wide variety of industries including aerospace, aviation, food processing and packaging, forestry manufacturing, mining, transportation, warehousing, distribution, and waste management.

SI categorizes it products into two market applications: industrial measurement, and industrial automation. Its industrial measurement products measure forces such as pressure weight, mass and torque when matched with microprocessor controlled digital electronics. Its industrial automation products are load handling, moving/positioning, and systems for applications in manufacturing, construction and other environments in which heavy bulky materials are being transported and positioned.

Net sales increased 9.8% to $36.3 million in fiscal year 2004 compared to $33.0 million in fiscal year 2003. Net sales increased in both of the Company’s business segments. Net income for fiscal year 2004 was $504,000 compared to $1,197,000 in fiscal year 2003. Net income in fiscal year 2004 was less principally because of a tax benefit of $1,078,000 recorded in fiscal year 2003 due to the elimination of the deferred tax valuation allowance in fiscal year 2003.

The Company has entered into a nonbinding letter of intent with Vishay Intertechnology Company, Inc. (“Vishay”), which contemplates the acquisition of the Company by Vishay. The transaction is subject to satisfactory completion of due diligence by Vishay, the execution of a definitive Purchase Agreement approved by the Board of Directors of SI and Vishay, approval of the SI shareholders and other material conditions. Accordingly, no assurance can be given that the Company will enter into a definitive agreement with Vishay or complete a transaction with Vishay.

During the past several years, the Company has reduced its manufacturing activities and outsourced certain high volume, low margin component products to suppliers in countries with lower labor costs. This has had the effect of improving gross margin while creating excess capacity at its Tustin location. The Company currently leases its corporate headquarters in Tustin, California on a month-to-month basis. If the Company or Vishay determine not to proceed with a transaction, the Company anticipates relocating its corporate headquarters to smaller facility in Southern California, as the Company needs less space due to outsourcing .

While management expects demand for the Company’s products to continue, the near-term outlook for the Company’s markets remains clouded by uncertain economic conditions and competition. Management believes a recovery in global capital spending would allow the Company to leverage its more efficient operating structure to improve sales and profitability.

RESULTS OF OPERATION

As an aid to understanding the Company’s operating results, the following table indicates the percentage of revenues that each income statement item represents and the percentage increase or decrease in such items for the years indicated.

Total SI Technologies	Year ended July 31,			Percent Increase/(Decrease)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	9.5%	1.3%
Cost of sales	65.0	65.1	64.1	9.5	2.9

Gross profit	35.0	34.9	35.9	9.6	(1.5)

Selling, general and administrative	26.7	25.8	24.6	13.3	6.4
Research, development and engineering	4.7	4.7	4.3	8.0	12.8
Amortization of intangibles	-0-	-0-	1.1	(11.1)	(100.0)
Restructuring charges	(0.6)	1.6	-0-	(148.8)	100.0

Operating expenses	30.8	32.1	30.0	5.1	8.4

Income from operations	4.2	2.8	5.9	60.9	(51.5)
Interest expense	(2.3)	(2.9)	(2.8)	(16.3)	8.0
Other income (expense), net	(0.1)	0.5	0.3	(122.2)	62.8

Income (loss) before income tax expense	1.8	0.4	3.4	458.8	(89.5)
Income tax (expense) benefit	(0.8)	3.2	1.7	(129.1)	99.6

Net income (loss)	1.0	3.6	5.1	(70.7)	(29.5)

Industrial Measurement	Year ended July 31,			Percent Increase/(Decrease)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	6.4%	4.4%
Cost of sales	67.4	67.0	66.2	7.0	5.6

Gross profit	32.6	33.0	33.8	5.1	(2.0)

Selling, general and administrative	25.7	24.1	22.0	6.7	14.3
Research, development and engineering	4.9	5.0	4.6	4.2	12.8
Amortization of intangibles	-0-	-0-	.7	(11.1)	(95.1)
Restructuring charges	(1.2)	1.8	-0-	(148.8)	100.0

Operating expenses	29.8	30.9	27.3	(1.6)	18.1

Operating profit	2.8	2.1	6.4	513.5	(66.4)

Industrial Automation	Year ended July 31,			Percent Increase/(Decrease)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	22.3%	(9.5)%
Cost of sales	56.6	57.2	56.4	21.0	(8.2)

Gross profit	43.4	42.8	43.6	24.0	(11.1)

Selling, general and administrative	30.3	26.6	33.8	39.4	(11.7)
Research, development and engineering	3.9	3.7	4.3	28.5	12.7
Amortization of intangibles	-0-	-0-	2.4	-0-	(100.0)

Operating expenses	34.2	36.7	39.3	38.1	(15.3)

Operating profit	9.2	6.1	4.3	(10.2)	27.1

Net Sales

Net sales for the year ended July 31, 2004 increased to $36,196,000 or 9.5% from $33,047,000 for the year ended July 31, 2003. A general global economy improvement and an exchange rate gain at the Company’s European operations were the contributing items for the sales increase over the prior year. Sales of industrial automation products increased $1,452,000 or 22.3%.

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

Gross Profit

Gross profit for the year ended July 31, 2004 increased $1,113,000 or 9.6% to $12,652,000 from $11,539,000 for the year ended July 31, 2003. The increase in gross profit was primarily attributable to favorable exchange rate from Euros to US dollars and the benefit of outsourcing products to lower cost producers. The corresponding gross margins for the periods were 35.0% and 34.9%, respectively. During the fourth quarter of fiscal 2004, management concluded a thorough review of the existing inventory carrying values by analyzing inventory turns by part number which increased the reserve for excess and obsolete parts by $207,000. As a result of the analysis of product returns during 2004 as compared to 2003, management increased the warranty reserve by $91,000 in the fourth quarter. Management continues to treat warranty cost as a period expense on a monthly basis.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,138,000 or 13.3% from fiscal year 2003 to fiscal year 2004. In addition to increases to due higher net sales, this increase was due to: (i) an increase in consulting fees of $128,000 resulting from strategic planners brought in to assist the Company in establishing its strategic plan; (ii) severance payments of $125,000 in connection with the termination of employment of the former chief executive officer; (iii) an $80,000 increase in workers compensation insurance premiums; (iv) an increase of $75,000 in personal property tax due to an assessment for the years 1999-2003; (iv) a $50,000 increase in accounting fees for audit and tax services due in part to increased reporting requirements under the Sarbanes/Oxley Act; and (v) a $50,000 increase in legal fees.

Selling, general and administrative expenses for the years ended July 31, 2003 and 2002 were $8,537,000 and $8,023,000 respectively. The increase of $514,000 or 6.4% was the result the expansion of the Company’s marketing efforts including staff additions of $418,000. Selling, general and administrative expenses as a percentage of sales were 25.8% in 2003 as compared to 24.6% in 2002. Selling, general and administrative expenses for industrial automation decreased by $285,000 or 11.7% as a result of lower sales activity and reductions of administrative costs.

Research, Development And Engineering Expenses

Research, development and engineering expenses for fiscal years 2004, 2003 and 2002 were $1,690,000, $1,565,000 and $1,388,000, respectively. During this period, personnel was added to improve incoming inspection.

Amortization Expenses

In 2003, amortization of goodwill was discontinued when the Company changed the treatment of amortization of goodwill to comply with SFAS 142, “Goodwill and Intangible Assets.”

Intangible amortization expenses amounted to $365,000 in 2002.

Restructuring Charges

The Company was in negotiations to sublet the Maryland facility in the fall of 2002, but was subsequently unable to secure a long-term tenant. The Company has since been unable to sublet the Maryland facility and accordingly, a restructuring charge of $486,000 was recorded in 2003 representing the balance of lease payments for the facility. The Company commenced utilizing the facility in February 2004 and was able to negotiate a rent reduction and reversed $237,000 of the 2003 accrual representing the rent reduction. As a result, the Company recorded a benefit of $237,000 in fiscal year 2004 representing a reversal of a portion of the restructuring charge recorded in fiscal year 2003 and the rent reduction.

Interest Expense and Other Income

Interest expense for 2004 decreased $159,000 or 16.3% from $975,000 in 2003 to $817,000 in 2004. This decrease was directly attributable to a reduction of overall debt of $2,784,000.

Interest expense in 2003 was $976,000 in comparison to $904,000 in 2002. A larger line of credit borrowings accounted for the increase in interest expense as compared to the same period in the prior fiscal year, while interest rates remained relatively stable.

Other expense was $34,000 compared to income of $153,000 in 2003 and $94,000 in 2002.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the years ended July 31, 2004, 2003 and 2002 was $314,000, ($1,078,000) and $540,000, respectively. The Company’s effective tax rate (income tax benefit/expense as a percentage of pretax income) was 47.2%, 905.9% and 47.7% in fiscal years 2004, 2003 and 2002, respectively.

The U.S. federal corporate income tax rate exceeds the effective tax rate due primarily to state and foreign income taxes and utilization of net operating loss carryforwards. The Company recorded $176,000 as a result of an assessment from Canadian Revenue Agency as current tax expense in the fourth quarter of fiscal 2004. The income tax benefit in fiscal year 2003 was due to the elimination of the valuation allowance for deferred tax, based on the results of 2003.

At July 31, 2004, the Company had approximately $46,000 in net operating loss carryforwards for federal income tax purposes and $174,000 in state net operating loss carryforwards available to offset future taxable income. The federal net operating losses expire by July 31, 2023, and the state net operating losses expire July 31, 2015.

Liquidity, Capital Resources And Financial Condition

At July 31, 2004, the Company’s cash position was $211,000 compared to $284,000 at July 31, 2003. Cash available in excess of that required for general corporate purposes is used to reduce borrowings under the Company’s line of credit. Working capital increased to $1,765,000 at July 31, 2004 from $1,624,000 at July 31, 2003.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities in 2004 was $2,550,000. Operating income, reduction of trade receivables and the cash benefit of depreciation was used to reduce trade payables and increase inventories.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components. The Company anticipates capital expenditures of approximately $275,000 in 2005 as compared to $215,000 in 2004. The Company expects sufficient cash flow available to pay current maturities of long-term debt of $983,000.

In March 2004, the Company extended its principal credit agreement with a commercial bank, which covers a revolving line of credit used for United States operations and two term notes. Under the revolving line of credit, which expires January 2, 2005, the Company may borrow up to a maximum of $6 million with a borrowing base of 80% of eligible accounts receivable, 90% of eligible foreign accounts receivable and 50% of eligible inventory (not to exceed $3,625,000). Interest is payable monthly at prime (4.25% at July 31, 2004) plus 2.75%. The Company had borrowing capacity of $907,000 at July 31, 2004 under the revolving line of credit. One of the term notes had an outstanding balance of $350,000 at July 31, 2004, and was payable in monthly installments of $175,000 plus interest at prime plus 3.25%. This note was repaid in full in August 2004. The second note had an outstanding balance of $3,366,000 at July 31, 2004 and was payable in monthly installments of $56,000 plus interest at prime plus 1.75%, with the balance due in November 2005. The line and both notes are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends. The Company expects to be able to renew the credit agreement in January 2005.

The Company has another revolving line of credit with another commercial bank which permits the Company to borrow up to $2,212,000. The Company using this line of credit primarily for its European operations. The revolving line of credit is renewable annually, bears interest at 6.75% payable quarterly and is secured by certain of the Company’s trade accounts receivable, inventories and equipment.

The Company’s inventories decreased from $10,234,000 at July 31, 2003 to $8,973,000 at July 31, 2004. This decrease was due to a global effort to reduce excess inventories no longer required for manufacturing.

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

1. Revenue Recognition and Accounts Receivable

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

2. Reserves

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All receivable accounts are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account cannot reasonably be expected to be collected. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on past due accounts. The amounts we will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

Inventories are stated at the lower of cost or market. The write down of inventory for obsolete items is based on our estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, we rely on our knowledge of the industry as well as our current inventory levels. The amounts we will ultimately realize could differ from the estimated amounts. Inventory costs include the cost of material, labor and manufacturing overhead. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. These estimates are dependent on the Company’s assessment of current and expected orders from its customers. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. The Company reserves for potential excess and obsolete inventory based upon historical usage.

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The primary length of the warranty period is 12 months. The Company’s warranties require it to repair or replace defective products during the warrant period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that may have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Management also records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Management considers estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

3. Income taxes

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

4. Goodwill

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

Upon adoption of SFAS No. 142, management determined there were three reporting units. For fiscal year ending July 31, 2004, management revised its reporting units from three to two. As a result of the implementation of a new strategic plan, two like units were combined into a global operating, engineering and sales orientation. The carrying value of each respective reporting unit was compared to its current fair value determined using a discounted future cash flows approach. Due to the fair value of each reporting unit exceeding its carrying value, management determined no impairment existed. Management completed its annual goodwill impairment evaluation as of July 31, 2004 and 2003, and further concluded that no additional impairment exists.

5. Impairment of long lived assets

The Company periodically reviews its long-lived assets, including patents, to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the years ended July 31, 2004 and 2003, management has determined that no impairment of long-lived assets, including patents, exists.

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

Contractual Commitments

As of July 31, 2004 the Company had contractual obligations in the form of non-cancelable operating leases (see Note H to the Consolidated Financial Statements) and long-term debt obligations (see Note E to the Consolidated Financial Statements), as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-7 years
Operating leases	$2,248,000	$570,000	$1,072,000	$606,000
Non compete agreement	109,000	62,000	47,000	—
Long-term debt	3,716,000	983,000	2,733,000	—

Total	$6,073,000	$1,616,000	$3,851,000	$606,000

Included in operating leases are payments included in other liabilities for which reserves have been established as more fully described in Note F to the Consolidated Financial Statements.

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

Interest rates-the domestic bank revolving line of credit and term debt (totaling $10.722 million at July 31, 2004) bear interest at a variable rate of prime (4.25% at July 31, 2004) plus an additional amount, as defined in each respective debt agreement.

The Company’s Breda operation procures significant product under contract using U.S. dollars as the method of payment. These products are in turn sold in Euros. Should the exchange rate between the U.S. dollar and the Euro change, the effect could reduce the Company’s gross profit. The exchange rate at July 31, 2004 was 1 Euro to 1.2013 U.S. dollars. The exchange rate since 2001 has ranged from $.8409 to $1.2542, therefore this volatile issue could materially effect the financial statements in the future.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SI Technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SI Technologies, Inc.

Tustin, California

We have audited the accompanying consolidated balance sheets of SI Technologies, Inc. as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. In 2003, we did not audit the financial statements of Revere Transducers Europe BV, a consolidated subsidiary, which statements reflect total assets and revenues constituting, 16.3% and 32.9%, of the related 2003 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Revere Transducers Europe BV, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Technologies, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the two years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets.

/s/ McGladrey & Pullen, LLP

Irvine, California

September 23, 2004, except for Note Q which is dated October 6, 2004.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of SI Technologies, Inc. and Subsidiaries for the year ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of SI Technologies, Inc. and Subsidiaries for the year ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine, California

October 11, 2002

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revere Transducers Europe BV as of July 31, 2003, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arenthals Grant Thornton

Amsterdam

October 3, 2003

SI Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

July 31,

(Dollars in Thousands)

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$211	$284
Trade accounts receivable, less allowance of $423 in 2004 and $296 in 2003	5,447	5,516
Inventories, net	8,973	10,234
Other current assets	275	337

Total current assets	14,906	16,371
PROPERTY AND EQUIPMENT, net	1,228	1,679
DEFERRED INCOME TAXES	1,509	1,509
OTHER ASSETS
Goodwill, net	7,002	7,002
Other intangibles, net	56	76
Other assets	285	306

	$24,986	$26,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
CURRENT LIABILITIES
Revolving lines of credit	$7,006	$8,242
Current maturities of long-term debt	983	1,898
Accounts payable	3,390	3,050
Accrued liabilities	1,762	1,557

Total current liabilities	13,141	14,747
LONG-TERM DEBT, less current maturities	2,733	3,366
OTHER LIABILITIES	50	408
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized, 10,000,000 shares; 4,126,996 and 4,026,996 (2004 and 2003, respectively) issued and outstanding	41	40
Additional paid-in capital	11,343	11,163
Accumulated deficit	(2,447)	(2,798)
Accumulated other comprehensive income	125	17

	9,062	8,422

	$24,986	$26,943

The accompanying notes are an integral part of these consolidated financial statements.

SI Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31,

(Dollars in Thousands Except Per Share Data)

	2004	2003	2002
Net sales	$36,196	$33,047	$32,613
Cost of sales	23,544	21,508	20,894

Gross profit	12,652	11,539	11,719

Operating expenses:
Selling, general and administrative	9,675	8,537	8,023
Research, development and engineering	1,690	1,565	1,388
Amortization of intangibles	8	9	365
Restructuring charges (benefit)	(237)	486	—

	11,136	10,597	9,776

Income from operations	1,516	942	1,943
Interest expense	(817)	(976)	(904)
Other income (expense), net	(34)	153	94

Income before income tax expense	665	119	1,133
Income tax benefit (expense)	(314)	1,078	540

Net income	$351	$1,197	$1,673

Income per common share, basic	$.09	$.33	$.47

Weighted average shares outstanding-basic	4,056,440	3,684,926	3,579,935

Income per common share, assuming dilution	$.08	$.32	$.47

Weighted average shares outstanding-diluted	4,258,766	3,752,837	3,584,571

The accompanying notes are an integral part of these consolidated financial statements.

SI Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended July 31, 2004

(Dollars in Thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount
Balance, July 31, 2001	3,579,935	$36	$10,377	$(5,668)	$(424)	$4,321
Foreign currency translation adjustment-net of tax	—	—	—	—	199	199	$199
Net income	—	—	—	1,673	—	1,673	1,673

Comprehensive income							$1,872

Balance, July 31, 2002	3,579,935	36	10,377	(3,995)	(225)	6,193
Exercise of stock options	25,000	—	40	—	—	40
Issuance of common stock for cash	422,061	4	746	—	—	750
Foreign currency translation adjustment-net of tax	—	—	—	—	242	242	$242
Net income	—	—	—	1,197	—	1,197	1,197

Comprehensive income							$1,439

Balance, July 31, 2003	4,026,996	40	11,163	(2,798)	17	8,422
Exercise of stock options	100,000	1	180	—	—	181
Foreign currency translation adjustment-net of tax	—	—	—	—	108	108	$108
Net income	—	—	—	351	—	351	351

Comprehensive income							$459

Balance, July 31, 2004	4,126,996	$41	$11,343	$(2,447)	$125	$9,062

The accompanying notes are an integral part of these consolidated financial statements.

SI Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31,

(Dollars in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$351	$1,197	$1,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	478	643	1,017
Restructuring charges (benefit)	(237)	486	—
Loss on sale of property and equipment	102	—	—
Deferred lease and deferred rent costs	(358)	(261)	(209)
Deferred income taxes	—	(1,063)	(557)
Allowance for doubtful accounts	103	146	82
Changes in operating assets and liabilities:
Trade accounts receivable	(34)	(92)	328
Inventories	1,261	(819)	(1,081)
Income taxes receivable/payable	12	209	404
Other current assets	103	255	(29)
Accounts payable	340	(257)	58
Accrued liabilities	430	(1,056)	(776)

Net cash provided by (used in) operating activities	2,551	(612)	910

Cash flows from investing activities:
Proceeds from sale of property and equipment	100	—	—
Purchase of property and equipment	(215)	(269)	(118)

Net cash (used in) investing activities	(115)	(269)	(118)

Cash flows from financing activities:
Proceeds from sale of stock and option exercises	181	790	—
Net borrowings (repayments) on line of credit	(1,236)	941	258
Payments on long-term debt	(1,548)	(923)	(1,285)

Net cash provided by (used in) financing activities	(2,603)	808	(1,027)

Effect of exchange rate changes in cash	94	119	93

Net increase (decrease) in cash	(73)	46	(142)
Cash at beginning of year	284	238	380

Cash at end of year	$211	$284	$238

Cash paid during the year for:
Interest	$850	$976	$904
Income taxes	$-0-	$-0-	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE A–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SI Technologies, Inc. (SI or the Company) designs, manufactures and markets high performance industrial sensors, weighing and factory automation equipment, and related products. SI products incorporate devices, equipment and systems for the handling, inspection and measurement of goods and materials. Key markets served by SI include aerospace/aviation, food, forestry, manufacturing, mining, transportation/distribution and waste management. The Company sells throughout the United States and international markets. Approximately 48% of total revenues are international. Additional disclosure regarding components of the Company’s businesses is in Note K- Industry and Geographic Area Segment Information.

1. Principles of Consolidation

The consolidated financial statements include the accounts of SI Technologies, Inc. and its subsidiaries, AeroGo, Inc., Revere Transducers, Inc. and Revere Transducers Europe B.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Equity Compensation Plan Information

The Company accounts for stock-based employee compensation under the requirements of APB Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the Company’s common stock at the measurement date. Nonemployee stock-based transactions and stock options are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options for the years ended July 31:

	2004	2003	2002
Net Income, as reported	$351	$1,197	$1,673
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(210)	(204)	(73)

Pro Forma net income	$141	$993	$1,600

Income per share:
Basic:
As reported	$.09	$.33	$.47
Pro forma	$.03	$.27	$.45
Diluted:
As reported	$.08	$.32	$.47
Pro forma	$.03	$.26	$.45

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: for fiscal 2004, 2003, and 2002 respectively, risk-free interest rate of approximately 4%, 3% and 4.05%; expected dividend yields of 0 percent; expected lives of 5 years and expected volatility of 70%, 73%, and 69%. The weighted-average fair value of options granted during the periods ending July 31, 2004, 2003 and 2002, for which the exercise price equals the market price on the grant date was $2.34, $1.02 and $.88, respectively. The option or warrant exercise price is equal to or more than the stock’s market price on date of grant.

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

4. Reserves

Valuation allowances are maintained for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All receivable accounts are reviewed regularly by management and written off against the uncollectable reserve when it is determined that the account cannot reasonably be expected to be collected. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. No interest is charged on past due accounts.

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

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 12 months. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that may have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

5. Advertising

The Company expenses advertising costs related to trade show and catalogue activity as incurred, which approximated $270, $153 and $275 for the years ended July 31, 2004, 2003 and 2002, respectively.

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

7. Earnings per share

Basic earnings per share are computed by dividing the net income attributable to the common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (177,696; 67,911 and 4,636 equivalent shares in the fiscal years 2004, 2003 and 2002, respectively).

8. Fair value of financial instruments

Management believes that the carrying value of cash approximates fair value because of the short maturity of those financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying value of the outstanding borrowings at July 31, 2004 approximates fair market value.

9. Research, Development and Engineering

The Company expenses research, development and engineering costs as incurred. Research and development costs expensed for the fiscal years 2004, 2003 and 2002 was $1,690, $1,565 and $1,388 respectively.

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

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

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

Upon adoption of SFAS No. 142, management determined there were three reporting units. For fiscal year ending July 31, 2004, management revised its reporting units from three to two. As a result of the implementation of a new strategic plan, two like units were combined into a global operating, engineering and sales orientation. The carrying value of each respective reporting unit was compared to its current fair value determined using a discounted future cash flows approach. Due to the fair value of each reporting unit exceeding its carrying value, management determined no impairment existed. Management completed its annual goodwill impairment evaluation as of July 31, 2004 and 2003, and further concluded that no additional impairment exists.

There has been no change in the carrying value of goodwill during fiscal years 2004 and 2003. The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the fiscal years ended July 31:

	2004	2003	2002
Reported net income	$351	$1,197	$1,673
Addback goodwill amortization, net of related tax effect	—	—	183

Adjusted net income	$351	$1,197	$1,856

Basic earnings per share:
Reported net income	$0.09	$0.33	$0.47
Addback goodwill amortization, net of related tax effect	—	—	0.05

Adjusted net income	$0.09	$0.33	$0.52

Diluted earnings per share:
Reported net income	$0.08	$0.32	$0.47
Addback goodwill amortization, net of related tax effect	—	—	0.05

Adjusted net income	$0.08	$0.32	$0.52

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

12. Impairment of long-lived assets

The Company periodically reviews its long-lived assets, including patents, to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended July 31, 2004, management has determined that no impairment of long-lived assets, including patents, exists.

Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company’s business strategy, could result in the actual useful lives of long-lived assets differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

The Company has acquired patents with historical costs totaling approximately $850 which are being amortized over their respective useful lives of 15 years. Patent amortization for the fiscal years ended 2004, 2003 and 2002 was approximately $6, $8, and $39, respectively, for each year. Estimated amortization expense for the next five years is approximately $6 annually, all of which relates to these patents.

13 Comprehensive Income

The functional currency of Revere Transducers Europe is determined to be the Euro. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates. Revenue and expense accounts are translated at average exchange rates for the appropriate fiscal year. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in other comprehensive income. Transaction gains and losses are not significant.

14. Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts and sales returns, reserves for slow moving and obsolete inventory, warranty obligations, restructuring charges, deferred tax valuation allowances and recoverability of the carrying value of long-lived assets, including goodwill.

15. Reclassifications

Certain items in the 2003 balance sheet have been reclassified to be comparative with the presentation for 2004. The reclassifications have no effect on previously reported net income or stockholders’ equity.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE B - INVENTORIES

Inventories consist of the following at July 31:

	2004	2003
Raw materials	$4,238	$4,769
Work in process	827	1,257
Finished goods	4,997	4,810

	10,062	10,836
Less reserve for excess and obsolete inventories	(1,089)	(602)

Inventories, net	$8,973	$10,234

At July 31, 2004 and 2003, approximately $250 of raw material critical to the Company’s operations, yet in large quantities are classified as other assets to reflect long term nature of the use of the material. Although the Company believes that the full value of the material will be realized, the reclassification more accurately reflects the use of the material.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31:

	2004	2003
Machinery and equipment	$4,228	$4,711
Buildings	325	309
Leasehold improvements	251	293

	4,804	5,313
Less accumulated depreciation	(3,576)	(3,634)

Property and equipment, net	$1,228	$1,679

During the year ended July 31, 2004, the Company sold certain assets having a cost of $845 and accumulated depreciation of $643.

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 31:

	2004	2003
Accrued salaries, wages and other compensation	$868	$766
Warranty reserve	169	105
Restructuring charges (see Note M)	66	177
Deferred lease and rent cost–current	44	205
Other	615	304

	$1,762	$1,557

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE E - DEBT

Debt consists of the following at July 31:

	2004	2003
Revolving line of credit with a bank for up to $6,000, with a borrowing base of 80% of eligible accounts receivable, 90% of eligible foreign accounts receivable and 50 % of eligible inventory (not to exceed $3,625), interest at the prime rate (4.25%) plus 2.75% (totaling 7% at July 31, 2004), secured by the Company’s trade accounts receivable, inventories and certain equipment. Principal and interest due January 2005. Utilized for U.S. operations	$5,094	$6,115
Revolving line of credit with a bank for up to $2,212 (Euro 2,250), interest at the rate of 6.75%, secured by certain of the Company’s trade accounts receivable, inventories and equipment. Interest only due quarterly. Utilized for European operations	1,912	2,127
Note payable to a bank in monthly installments of $56 plus interest at the prime rate plus 1.75% (totaling 6% at July 31, 2004), secured by substantially all of the Company’s assets, due November 2005	3,366	4,039
Note payable to a bank in monthly installments of $175 plus interest at the prime rate plus 3.25%, secured by substantially all of the Company’s assets, due August 2004	350	1,225

	10,722	13,506
Less current maturities of debt	(7,989)	(10,140)

Long term debt	$2,733	$3,366

Revolving lines of credit and current maturities of long term debt were $7,989 as of July 31, 2004 and consisted of $1,912 owed on the Company’s European line of credit, $5,094 owed on the Company’s U.S. line of credit and the current portion of the Company’s long-term debt of $983.

The Company has a credit agreement with a commercial bank which provides for a revolving line of credit for U. S. operations and two notes with outstanding balances of $3,366 and $350 at July 31, 2004. In March 2004, the revolving line of credit was extended to January 2, 2005 and the term notes were extended to November 2005 and August 2004. The line and the notes are cross collateralized. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and may not pay any cash dividends.

The maturities on long-term debt are as follows:

Year ending July 31,
2005	$983
2006	2,733

$3,716

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE F - OTHER LIABILITIES

Other liabilities consist of the following at July 31:

	2004	2003
Deferred lease costs	$—	$26
Deferred rent	—	73
Restructuring reserve	50	309

	$50	$408

Deferred lease costs arising from an acquisition represent the discounted operating lease costs for excess plant capacity acquired at the acquisition date totaling $995. The deferred lease cost was amortized over 40 months, the remaining life of the lease. The deferred rent is attributable to escalating rental payments on the Tustin facility lease, which is accounted for using the straight line method of the total lease cost. The restructuring reserve is related to the lease payments due on the estimated underutilized capacity of the Maryland facility.

NOTE G - FOREIGN CURRENCY TRANSLATION LOSS

In 2004, 2003 and 2002, the Company incurred a foreign currency translation gains of $108, $242 and $199, respectively due to differences in the exchange rate between the US dollar and the Euro.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Leases

The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring at various dates through 2011. A portion of one manufacturing facility is subleased under a lease, which expires in 2004. At July 31, 2004, total future minimum sublease rentals for 2005 amount to $20.

The minimum rental commitments, excluding sublease income, under operating leases are as follows:

Year ending July 31,
2005	$570
2006	464
2007	375
2008	233
2009	238
Thereafter	368

$2,248

Rent expense under noncancelable operating leases was approximately $756, $739, and $713 for the years ended July 31, 2004, 2003 and 2002, respectively. Sublease income was approximately $119, $119 and $119 for the years ended July 31, 2004, 2003 and 2002, respectively. Rent expense for 2004, 2003 and 2002 was reduced by charges to the restructuring reserve of $134, $327 and $ 311, respectively.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

2. Consulting and Non-compete Agreements

Certain former executives of acquired companies entered into consulting and non-compete agreements with the Company. The consulting agreements have a term of five years and the non-compete agreements have terms ranging from two to ten years. The following table summarizes remaining obligations under these agreements:

Year ending July 31,
2005	$63
2006	47

$110

The expense associated with these agreements totaled $123, $123, and $123 for the years ended July 31, 2004, 2003 and 2002, respectively.

3. Litigation

The Company is engaged in various legal actions as of July 31, 2004. In the opinion of management, the ultimate outcome of these actions are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE I - INCOME TAXES

The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).

Income tax benefit (expense) consists of the following for the year ended July 31:

	2004	2003	2002
Current (expense ) benefit	$(107)	$7	$(17)
Foreign tax (expense ) benefit	(207)	8	—
Deferred benefit	—	1,063	557

	$(314)	$1,078	$540

The income tax benefit (expense) reconciled to the tax computed at the statutory federal rate was as follows for the year ended July 31:

	2004	2003	2002
Tax at statutory rate	$(233)	$(42)	$(391)
Valuation allowance	—	1,040	875
Nondeductible goodwill	—	(3)	(134)
Nondeductible meals and entertainment	(7)	(31)	—
Credits and net operating losses utilized	160	129	156
State taxes	(13)	(2)	—
Foreign taxes	(207)	8	—
Other	(14)	(21)	34

	$(314)	$1,078	$540

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

The components of deferred taxes included in the balance sheet are as follows at July 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$21	$181
Accrued compensation and warranty	155	165
Provision for bad debts	156	110
Inventory reserve and capitalized overhead	403	223
Accrued facility costs	43	180
Differences in book/tax depreciation	573	444
Deferred lease costs	59	69
Research and development tax credits	129	129
Other	(30)	8

Net Deferred Tax Asset	$1,509	$1,509

The valuation allowance was eliminated by $1,040 in 2003. The reduction of the valuation allowance was a result of the Company’s profitability and estimated profitability in the future years. Should the estimated profitability in the future decrease, a valuation allowance may be required.

The Company filed objections to a Notice of Reassessment from the Canadian Revenue Agency for the years 1999 and 2000 in the amount of US $176 which has been recorded in current year tax expense of the fiscal year ended July 31, 2004.

At July 31, 2004, the Company had approximately $46 in net operating loss carryforwards for federal income tax purposes and $174 in state net operating loss carryforwards available to offset future taxable income. All federal net operating losses expire by fiscal year and July 31, 2023. The state net operating losses expire in July 31, 2015.

NOTE J - STOCK OPTION PLAN AND WARRANTS

The Company has two stock option plans, the 1994 Stock Option Plan (the “1994 Plan”) and the 2003 Stock Option Plan (the “2003” Plan). The 2003 Plan provides for the issuance of up to 200,000 shares upon exercise of options granted to directors, officers, employees and consultants under the Plan. As of July 31, 2004, under the 2003 Plan, no shares had been issued and options to purchase 115,000 shares were outstanding. The 1994 Plan provides for the issuance of up to 600,000 shares of Common Stock upon exercise of options granted to directors, officers, employees and consultants under the Plan. As of July 31, 2004, 25,000 shares had been issued under the 1994 Plan and options to purchase 500,000 shares were outstanding. The vesting periods and expiration of options under the Plans are at the discretion of the Board of Directors and range up to five years.

In April 2003, the Company sold to Ralph E. Crump, Chairman of the Board of the Company, and his wife, Marjorie 281,374 shares of the Company’s Common Stock and warrants to purchase 112,550 shares of the Company’s Common Stock for a total sale of $500,000. In June 2003, the Company sold an additional 140,687 shares of its Common Stock and warrants to purchase 56,274 shares of Common Stock to four unaffiliated investors, for a total sale price of $250,000. The warrants have a five-year term and are exercisable at $2.50 per share. The issuance and sale of the shares of Common Stock were exempt from registration of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D thereunder.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

The following tables summarize information concerning currently outstanding and exercisable stock options and warrants:

	Stock Options and Warrants Outstanding	Weighted-Average Exercise Price	Shares exercisable	Weighted-Average Exercise Price
Balance, July 31, 2001	651,496	$3.16	427,500	$2.82

Granted	170,000	$1.13
Exercised	—	$-0-
Expired/canceled	(75,000)	$1.81

Balance, July 31, 2002	746,496	$2.77	494,500	$2.76

Granted	238,824	$2.20
Exercised	(25,000)	$1.60
Expired/canceled	(108,996)	$4.56

Balance, July 31, 2003	851,324	$2.41	797,824	$2.49

Granted	147,000	$2.90
Exercised	(100,000)	$1.56
Expired/canceled	(114,500)	$3.04

Balance, July 31, 2004	783,824	$2.52	716,039	$2.50

Range of Exercise Prices	Number of Options and Warrants Outstanding As of July 31, 2004	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$0-$1	10,000	8.0	$0.90
$1-$2	214,500	6.1	$1.47
$2-$3	343,824	5.0	$2.45
$3-$4	115,500	9.3	$3.10
$4-$5	100,000	1.9	$4.48

	783,824

Range of Exercise Prices	Number of Options and Warrants Exercisable as of July 31, 2004	Weighted-Average Exercise Price
$0-$1	4,000	$0.90
$1-$2	210,300	$1.48
$2-$3	335,157	$2.46
$3-$4	66,582	$3.10
$4-$5	100,000	$4.48

	716,039

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE K–INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in two operating segments, resulting in two reportable business segments–(1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in Note A–Summary of Significant Accounting Policies.

Approximately 67% of the Americas sales are within the United States and Canada. European sales are primarily Germany, Israel, United Kingdom, and France. No single customer or control group represents more the 10% of total sales.

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

	2004	2003	2002
Identifiable Assets:
Americas	$20,536	$22,616	$21,102
Europe	4,450	4,327	4,680
Long-lived Assets:
Americas	9,262	9,741	8,547
Europe	818	831	920
Sales:
Americas	24,252	23,102	23,946
Europe	11,944	9,945	8,667
Operating Profit:
Americas	1,325	699	1,416
Europe	191	243	527

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

Segment Information 2004

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2004
Sales	$28,220	$7,976	$36,196
Cost of goods sold	19,027	4,517	23,544

Gross profit	9,193	3,459	12,652
Operating expenses	8,645	2,728	11,373
Restructuring charges	(237)	—	(237)

Total expense	8,408	2,728	11,136
Operating profit	$785	$731	1,516

Interest expense			(817)
Other income (expense), net			(34)

Income before income taxes			665
Income tax expense			(314)

Net income			$351

Depreciation and amortization	$443	$35	$478

Capital Expenditures	$161	$54	$215

Assets	$20,948	$4,038	$24,986

Segment Information 2003

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2003:
Sales	$26,523	$6,524	$33,047
Cost of goods sold	17,774	3,734	21,508

Gross profit	8,749	2,790	11,539
Operating expenses	7,715	2,396	10,111
Restructuring charges	486	—	486
Operating profit	$548	$394	942

Interest expense			(976)
Other income, net			153

Earnings before income taxes			119
Income tax benefit			1,078

Net earnings			$1,197

Depreciation and amortization	$591	$52	$643

Capital Expenditures	$252	$17	$269

Assets	$22,839	$4,104	$26,943

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

Segment Information 2002

	Industrial Measurement	Industrial Automation	SI Consolidated
Year ended July 31, 2002:
Sales	$25,407	$7,206	$32,613
Cost of goods sold	16,827	4,067	20,894

Gross profit	8,580	3,139	11,719
Operating expenses	6,947	2,829	9,776
Operating profit	$1,633	$310	1,943

Interest expense			(904)
Other income, net			94

Earnings before income taxes			1,133
Income tax benefit			540

Net earnings			$1,673

Depreciation and amortization	$748	$269	$1,017

Capital Expenditures	$93	$25	$118

Assets	$21,147	$4,635	$25,782

NOTE L–BENEFIT PLANS

The Company has defined contribution 401(k) plans for each subsidiary. All employees are eligible for participation upon completion of a waiting period. The Company’s matching contribution expense associated with these plans totaled approximately $19, $6, and $26 for the years ended July 31, 2004, 2003 and 2002, respectively.

NOTE M–RESTRUCTURING CHARGES

The Company was in negotiations to sublet its Maryland facility in the fall of 2002, but was subsequently unable to secure a long-term tenant. The Company has since been unable to sublet the Maryland facility and accordingly, recorded a restructuring charge of $486 in 2003 representing the balance of the remaining lease payments for the facility. The Company commenced utilizing the facility in February 2004, and was able to negotiate a rent reduction and reversed $237 of the 2003 accrual leaving an accrual of $116 at July 31, 2004 representing the proportionate rental for the unused capacity. The lease expires in May 2006 and requires quarterly rental payment of approximately $22.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE N–VALUATION AND QUALIFYING ACCOUNT INFORMATION

	Fiscal Year	Balance at beginning of year	Provision charged to expense	Charge-offs, Recoveries and cash payments	Balance at end of year
Doubtful accounts	2004	$296	$103	$24	$423
	2003	251	146	(101)	296
	2002	289	82	(120)	251

Slow moving and obsolete inventory	2004	602	549	(62)	1,089
	2003	613	202	(213)	602
	2002	1,174	48	(609)	613

Valuation allowance for deferred tax assets	2004	—	—	—	—
	2003	1,040	—	1,040	—
	2002	1,915	—	875	1,040

Restructuring reserve	2004	486	(237)	(133)	116
	2003	360	486	(360)	486
	2002	1,281	—	(921)	360

Warranty reserve	2004	104	296	(231)	169
	2003	271	78	(245)	104
	2002	224	427	(380)	271

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE O–SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the eight quarters ended July 31:

	Quarter Ended-
	October 31, 2003	January 31, 2004	April 30, 2004	July 31, 2004	Total
Revenue	$8,577	$8,478	$9,288	$9,853	$36,196
Gross profit	2,760	2,962	3,379	3,551	12,652
Earnings from operations	170	264	601	481	1,516
Net earnings (loss)	(19)	6	231	133	351
Net income per share, basic	$.00	$.00	$.06	$.03	$.09

Net income per share, diluted	$.00	$.00	$.05	$.03	$.08

The Company filed objections to a Notice of Reassessment from the Canadian Revenue Agency for the years 1999 and 2000 in the amount of US $176 which has been recorded as current tax expense of the 4th quarter of fiscal year ended July 31, 2004. In addition, $75 was accrued for personal property taxes assessed by the County of Orange, California for prior years underpaid assessments. An accrual for $25 for additional workers compensation insurance was also recorded in the 4th quarter of 2004. During the fourth quarter of fiscal 2004, management concluded a thorough review of the existing inventory carrying values by analyzing inventory turns by part number which increased the reserve for excess and obsolete parts by $207,000. As a result of the analysis of product returns during 2004 as compared to 2003, management increased the warranty reserve by $91,000 in the fourth quarter.

	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003	Total
Revenue	$7,836	$8,230	$8,663	$8,318	$33,047
Gross profit	3,035	3,052	2,877	2,575	11,539
Earnings (loss) from operations	552	532	393	(535)	942
Net earnings	314	353	243	287	1,197
Net income per share, basic	$.09	$.10	$.07	$.07	$.33

Net income per share, diluted	$.09	$.10	$.07	$.06	$.32

Fourth quarter results reflect recognition of deferred tax benefits of $678. The Company has been unable to sublet the Maryland facility. An additional restructuring charge of $486 was recorded in in the 4th quarter of 2003 representing the balance of lease payments for the facility During the fourth quarter, a combination of adjustments to inventory reserves and write-offs of slow-moving inventory items, which were either ready to sell as finished goods or use to produce finished goods, totaled $50. Those adjustment amounts, which related to current estimates regarding the extent to which some inventory items would contribute to future sales, were charged to cost of revenues.

NOTE P – LEGAL MATTERS

From time to time, the Company is involved in various legal matters in the normal course of business. Management does not believe any matter exists at July 31, 2004 that would result in any significant adverse effect to the financial statements.

SI Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Share and Per Share Data)

NOTE Q – SUBSEQUENT EVENT

On October 6, 2004, SI announced that it had signed a non-binding letter of intent, which contemplates the acquisition of SI by Vishay Intertechnology, Inc. As described in the letter of intent, Vishay would acquire all of the equity of SI in exchange for approximately $17.65 million in cash subject to reduction on a dollar for dollar basis if SI’s outstanding indebtedness exceeds $12 million at the closing

The transaction is subject to satisfactory completion of due diligence by Vishay, the execution of a definitive purchase agreement approved by the Boards of Directors of SI and Vishay, approval of the SI shareholders, and other material conditions. SI has agreed not to solicit or engage in negotiations for an acquisition by any other person/company so long as the letter of intent is in effect. Either SI or Vishay may terminate the letter of intent on or after November 20, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

The balance of the response to this item is found in Part II, item 5, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONS AND RELATED TRANSACTIONS

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Audited Financial Statements and Financial Statement Schedules		Pages(s)

Reports of Independent Registered Public Accounting Firms		21-23
Consolidated Balance Sheets		24
Consolidated Statements of Operations		25
Consolidated Statement of Stockholders’ Equity		26
Consolidated Statements of Cash Flows		27
Notes to Consolidated Financial Statements		28-44

2. Exhibits:

3(a)	Certificate of Incorporation (Incorporated by reference to the same exhibit number as the Company’s Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

3(b)	Amended and restated Bylaws	48-57

3(c)	Certificate of Amendment to the Certificate of Incorporation of SI Technologies, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998)

4(a)	Specimen certificate evidencing shares of Common Stock (Incorporated by reference to the same exhibit number as the Company’s Annual Report on Form 10-KSB for the fiscal year ending July 31, 1993)

10(a)	1994 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement for the annual meeting held January 19, 1995)

10(b)	2003 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement for the annual meeting held December 11, 2003)

10(c)	Credit Agreement dated June 2002 between U.S. Bank National Association and SI Technologies; and Fifth Amendment of Credit Agreement dated March 1, 2004	58-96

10(d)	Form of warrant issued in April and June 2003	97-107

10(e)	Change of Control Agreement dated September 10, 2004 with Marvin Moist	108-117

10(f)	Severance agreement and release dated March 15, 2004 with Rick A. Beets	118-122

21	Subsidiaries of the Registrant	123

31.1	Certificate of the Principal Executive Officer	124

31.2	Certificate of the Principal Accounting Officer	125

32.1	Certification pursuant to 18 U.S.C. section 1350 (section 906 of the Sarbanes-Oxley Act of 2002) by of the Chief Executive Officer	126

32.2	Certification pursuant to 18 U.S.C. section 1350 (section 906 of the Sarbanes-Oxley Act of 2002) by of the Chief Financial Officer	127

(b) Reports on Form 8-K

Item 4, change in Registrant’s certifying accountant for its European subsidiary, filed on August 2, 2004 and amended September 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

DATED: October 29, 2004	By:	/s/ MARVIN MOIST
Marvin Moist
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 29, 2004 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ MARVIN MOIST Marvin Moist	President, CEO and (Principal Executive Officer)

/s/ HOWARD GEORGE Howard George	Chief Financial Officer, Vice President and Corporate Secretary

/s/ RALPH E. CRUMP Ralph E. Crump	Chairman of the Board, Director

/s/ EDWARD A. ALKIRE Edward A. Alkire	Director

/s/ RICK A. BEETS Rick A. Beets	Director

/s/ S. SCOTT CRUMP S. Scott Crump	Director

/s/ D. DEAN SPATZ D. Dean Spatz	Director

/s/ HEINZ ZWEIPFENNIG Heinz Zweipfennig	Director