Form 10-K/A
period 2004-07-31
SI TECHNOLOGIES INC
filed 2004-11-29
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The Directors and executive officers of the Company are as follows:

Name	Age	Position
Marvin Moist	67	Interim President and Chief Executive Officer

Howard George	58	Vice President, Chief Financial Officer and Corporate Secretary

Ralph E. Crump(1)	81	Chairman of the Board

Edward A. Alkire	51	Director

Rick A. Beets	51	Director

S. Scott Crump(1)	51	Director

D. Dean Spatz	60	Director

Heinz Zweipfennig	71	Director

(1)	Ralph E. Crump is the father of S. Scott Crump.

Marvin Moist – Mr. Moist has been Interim Chief Executive Officer and President since January 2004. He joined the Company in 1998 in connection with its acquisition of NV Technologies and SI Technologies and served as Operations Manager from 2000 to 2002 and General Manager of the Load Cell Business Unit from 2002 to January 2004.

Howard George – Mr. George has been Vice President, Chief Financial Officer and Corporate Secretary since March 2004. From 1995 to 2003, Mr. George was Chief Financial Officer and Corporate Secretary of Ceradyne, Inc., a manufacturer of advanced technical ceramic products.

Ralph E. Crump – Mr. Crump has been a Director since 1981 and Chairman of the Board since 1988. He is President of Crump Industrial Group, an investment firm located in Trumbull, Connecticut. Mr. Crump is also a co-founder and director of Stratasys, Inc., Imtec, Inc. and Mity-Lite, Inc.

Edward A. Alkire – Mr. Alkire has been a Director since 1990. For more than the past five years, he has been employed at Holman & Associates, Inc., P.S., a certified public accounting firm in Seattle, Washington.

Rick A. Beets – Mr. Beets has been a Director since 1997, and is currently a consultant to the Company. He was the Chief Executive Officer and President of the Company from 1993 to January 2004.

S. Scott Crump – Mr. Crump has been a Director of the Company since 1981. Mr. Crump joined the Company as its Vice President-Marketing and was an Executive Vice President until June 1988. He is the Chairman and President of Stratasys Inc., a manufacturer of equipment for the product design industry using prototyping technology for more than five years.

D. Dean Spatz – Mr. Spatz has been a Director of the Company since 1983. He is presently a private investor. He was the Chief Executive Officer and Chairman of Osmonics, Inc., a manufacturer of water purification, fluid separation and fluid handling products and equipment, from its inception until February 2003 when it was acquired by GE Specialty Materials, a unit of General Electric Company. Mr. Spatz is also a director of Signa Aldrich Corp.

Heinz Zweipfennig – Mr. Zweipfennig has been a Director of the Company since 1979. Mr. Zweipfennig served, from 1984 until his retirement, as President of Zweipfennig Management Consultants, an international consulting company.

Audit Committee

The Audit Committee consists of Messrs. Edward A. Alkire (Chairman), Heinz Zweipfennig and D. Dean Spatz. The Board of Directors has determined that Mr. Alkire is an “audit committee financial expert” and believes that he qualifies as independent as defined in regulations adopted by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

Code of Ethics

The Company has a code of ethics that applies to its directors, officers and employees. The Company will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, SI Technologies, Inc., 14192 Franklin Avenue, Tustin, California 92780.

Procedures for Shareholders to Recommend Nominees for Director

The Company has established and the Board of Directors has approved a listing of minimum qualifications for Board nominees. The Company will provide without charge a copy of The Policy Regarding Director Nominations to any person who so requests by a letter addressed to the Corporate Secretary, SI Technologies, Inc. 14192 Franklin Ave., Tustin CA 92870.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended July 31, 2004, its officers, directors and greater than ten percent beneficial owners of Common Stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year. except as follows: Edward A. Alkire; Rick A Beets; Ralph E. Crump; Steven S. Crump; D. Dean Spatz; and Heinz Zweipfennig filed one late Form 4, reporting the grant of stock options.

ITEM 11. Executive Compensation

The following table shows certain information regarding compensation paid during the periods indicated to each person who served as Chief Executive Officer during the fiscal year ended July 31, 2004. No other executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended July 31, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation Awards
Name & Principal Position	Fiscal Year	Annual Salary	Bonus	All other Compensation		Options (Shares)
Marvin Moist, Interim President & CEO(1)	2004	$104,077	$—			15,000	(2)
Rick A. Beets, President & CEO(3)	2004	$102,500	$—	102,500	(4)	10,000	(5)
	2003	$205,000	$—			10,000	(6)
	2002	$205,000	$—			10,000	(7)

(1)	Mr. Moist took office in January, 2004.
(2)	Consists of an option to acquire 15,000 shares at an exercise price of $3.03 issued under the Company’s 2003 Stock Option Plan
(3)	Mr. Beets was President and CEO until January 29, 2004. Consists of an option to acquire 10,000 shares at an exercise price of $3.10 issued under the Company’s 1994 Stock Option Plan
(4)	Severance Compensation
(5)	Consists of an option to acquire 10,000 shares at an exercise price of $1.59 issued under the Company’s 1994 Stock Option Plan.
(6)	Consists of an option to acquire 10,000 shares at an exercise price of $1.19 issued under the Company’s 1994 Stock Option Plan.

The following table sets forth information about stock option grants during 2004 to the individuals named in the summary compensation table.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Options Granted	Percentage of Total Options Granted to Employees in 2004	Exercise Price	Expiration Date(1)	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Marvin Moist	15,000	12.0%	$3.03	1/28/14	$2,343	$5,397
Rick A. Beets	10,000	8.0%	$3.10	12/11/13	$7,991	$18,406

(1)	The options were granted for a term of ten years. The options vest over five years from the date of grant.
(2)	Potential values stated are the result of using the Securities and Exchange Commission method of calculations of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, which may be realized in future periods.

The following table shows information concerning the number and value of unexercised options held by the individuals named in the summary compensation table at the end of fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES(1)

Name	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised in-the-money Options at FY-End Exercisable/Unexercisable
Marvin Moist			3,000 / 12,000	$ — / $ —(1)
Rick A. Beets	100,000	$166,750	54,500/-0-	$41,888 / $ —(1)

(1)	The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing price of the underlying common stock at July 31, 2004. Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price of the options.

Description of the Company’s Stock Option Plans

The Company has options outstanding under two Stock Option Plans the 1994 Stock Option Plan (the “1994 Plan”) and the 2003 Stock Option Plan. The 1994 Plan has expired and no further options may be granted under that plan. The 2003 Plan provides for the grant of statutory stock options and non-qualified stock options to purchase an aggregate of 200,000 shares of common stock. Two or more members of the Board of Directors administer the Plan. Statutory options may not be granted at an exercise price less than fair market value of the common stock on the date of grant. Unless otherwise specified, the options granted under the 2003 Plan expire up to ten years from the date of grant. Generally, if an optionee ceases to be an employee or director for any reason other than death or disability, the option expires 90 days after the date of termination.

Change of Control Agreements

The Company has entered into agreements with eight individuals, including Marvin Moist, Interim CEO and President, that in the event of a change of control of the Company, those individuals, under certain circumstances, would be eligible for salary and benefits of up to six months in duration.

Compensation of Directors

The Company’s directors are not compensated except for reimbursement of travel costs to Board meetings, and stock options granted. During fiscal 2004, each member of the Board received a stock option grant of 10,000 at the market value at the date of the grant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

As of the close of business on July 31, 2004, there were 4,126,996 shares of common stock of the Company outstanding. The following table sets forth certain information regarding the Company’s common stock beneficially owned on July 31, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percent of Beneficial Ownership
Marvin Moist(2)	157,000	(11)	3.8%
Ralph E. Crump(2)	873,548	(4) (10)	21.2%
Rick A. Beets(2)	465,650	(5)	113%
Edward A. Alkire(2)	379,100	(3) (6)	9.2%
S. Scott Crump(2),	293,124	(3) (7)	7.1%
D. Dean Spatz(2)	164,000	(3) (8)	4.0%
Heinz Zweipfennig(2)	147,500	(3)	3.6%
All Directors and executive officers as a group (8 persons)	2,481,922	(4) (8) (9)	60.1%
The MidSouth Investor Fund(12)	424,902	(9)	10.3%

(1)	Information with respect to beneficial ownership is based upon the Company’s stock records and data supplied to the Company by the holders. Subject to applicable community property and similar statutes, and except as otherwise indicated, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.
(2)	The address of each executive officer and director is c/o SI Technologies, Inc., 14192 Franklin Avenue, Tustin, CA 92780.
(3)	Includes 82,500 shares subject to currently exercisable options.
(4)	Includes 344,229 shares held of record by Mr. Crump’s wife, Marjorie L. Crump. Mr. Crump has shared voting and investment power with respect to such shares. Also includes 56,275 shares subject to currently exercisable warrants held each by Mr. & Mrs. Crump.
(5)	Includes 54,500 shares subject to currently exercisable options.
(6)	Includes 1,000 shares held of record by Mr. Alkire’s children for whom he acts as custodian.
(7)	Includes 109,562 shares held of record by Mr. Crump’s wife, Lisa Crump. Mr. Crump has shared voting and investment power with respect to such shares.
(8)	Includes 750 shares held of record by Mr. Spatz’s wife, Ruth Carol Spatz. Mr. Spatz has shared voting and investment power with respect to such shares.
(9)	L. O. Heidtke, President of Heidtke and Company, Inc. is the investment advisor to The MidSouth Investor Fund, and shares voting and investment control over the shares held by these funds. Includes 25,886 shares subject to currently exercisable warrants.
(10)	Includes 57,500 shares subject to currently exercisable options.
(11)	Includes 3,000 shares subject to currently exercisable options.
(12)	The mailing address is PO Box 190666, Nashville, TN 37219

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

McGladrey & Pullen, LLP served as independent auditors for the Company for fiscal years ended July 31, 2003 and 2004. Their fees for these fiscal years were as follows:

	Year Ended July 31,
	2003	2004
Audit fees	$141,000	$121,700
Tax fees	$65,418	$101,140
All other fees	$15,500	$22,300

The Audit Committee preapproves all expenditures for audit, tax or related accounting matters.

McGladrey & Pullen has advised the Company that all services provided to the Company during these fiscal years were performed by full-time, permanent employees of that firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

DATED: November 29, 2004	By:	/s/ Marvin Moist
Marvin Moist President