Form 10-Q
period 2004-10-31
SI TECHNOLOGIES INC
filed 2004-12-15
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Commission file number 0-12370

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2004 was 4,126,996.

SI TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands)

	October 31, 2004 (Unaudited)	July 31, 2004
ASSETS
Current assets:
Cash	$188	$211
Trade accounts receivable, less allowance for doubtful accounts of $438 and $423, respectively	5,605	5,447
Inventories, net	9,222	8,973
Other current assets	327	275

Total current assets	15,342	14,906

Property and equipment, net	1,238	1,228

Deferred income taxes	1,509	1,509

Other assets
Goodwill	7,053	7,002
Other intangibles, net	40	56
Other assets	285	285

TOTAL ASSETS	$25,467	$24,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$6,688	$7006
Current maturities of long-term debt	600	983
Accounts payable	3,822	3,390
Accrued liabilities	2,151	1,762

Total current liabilities	13,261	13,141

Long-term debt, less current maturities	2,599	2,733
Other liabilities	33	50

Stockholders’ equity

Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; 4,126,996 issued and outstanding	41	41
Additional paid-in capital	11,343	11,343

Accumulated deficit	(2,058)	(2,447)
Accumulated other comprehensive income	248	125

Total stockholders’ equity	9,574	9,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,467	$24,986

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Income

(in thousands except share and per share data)

(Unaudited)

	For the three months ended October 31,
	2004	2003
Net sales	$9,405	$8,577
Cost of sales	5,878	5,817

Gross profit	3,527	2,760

Operating expenses:
Selling, general and administrative	2,308	2,112
Research, development and engineering	397	478

	2,705	2,590

Income from operations	822	170

Interest expense	(170)	(233)
Other income (expense), net	(35)	33

Income (loss) before income tax benefit (provision)	617	(30)

Income tax benefit (provision)	(228)	11

Net income (loss)	$389	$(19)

Income per common share-basic	$0.09	$—

Income per common share-diluted	$0.09	$—

Weighted average shares outstanding basic	4,126,996	4,026,996

Weighted average shares outstanding-diluted	4,404,324	4,026,996

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended October 31,
	2004	2003
Cash flows from operating activities:

Net income (loss)	$389	$(19)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98	120
Deferred lease cost	(17)	(109)
Provision for doubtful accounts	23	11

Changes in operating assets and liabilities:
Trade accounts receivable	(41)	287
Inventories	(124)	649
Other current assets	(181)	12
Accounts payable	281	(559)
Accrued liabilities	551	227

Net cash provided by operating activities	979	619

Cash flows from investing activities:
Purchase of equipment	(83)	(6)

Net cash used in investing activities	(91)	(6)

Cash flows from financing activities:
Net repayments on line of credit	(430)	(505)
Payments on long-term debt	(517)	(193)

Net cash used in financing activities	(949)	(699)

Effect of translation adjustments on cash	30	32

Net decrease in cash	(23)	(54)

Cash at beginning of period	211	284

Cash at end of period	$188	$230

Cash paid during period for:
Interest	$156	$233

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Condensed Notes to Consolidated Financial Statements

October 31, 2004

(In thousands except share and per share data)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of SI Technologies, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position results of operations and the cash flows of the Company for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

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

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options:

	For the three months ended October 31,
	2004	2003
Net Income (loss), as reported	$389	$(19)
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(9)	(45)

Pro Forma net income (loss)	$380	$(64)

Income (loss) per share:
Basic:
As reported	$0.09	$—
Pro forma	$0.09	$(.02)

Diluted:
As reported	$0.09	$—
Pro forma	$0.09	$(.02)

Note 3. Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (277,328 equivalent shares for the three months ended October 31, 2004). Common shares issuable through stock options for the three months ended October 31, 2003 have been excluded, as this inclusion would have been antidilutive.

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	October 31, 2004 (Unaudited)	July 31, 2004
Raw Materials	$4,251	$4,238

Work in Process	1,192	827

Finished Goods	4,868	4,997

	10,311	10,062

Less reserve for excess and obsolete inventories	(1,089)	(1,089)

	$9,222	$8,973

Note 5. Goodwill

Changes in the Company’s goodwill relates to foreign currency translation fluctuations with respect to the Company’s European operations.

Note 6. Industry And Geographic Area Segment Information

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in two operating segments resulting in two reportable business segments (1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K, Note A–Summary of Significant Accounting Policies.

For the three month period ended October 31, 2004, of the Company’s sales 52% were within the United States, 4% were within Canada, 8% were within Pacific Rim and 36% to Europe. No single customer or control group represents more than 10% of total sales during the period. As of October 31, 2004, $4.7 million of the Company’s assets were held outside the United States.

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

Segment Information 2004 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2004:
Net sales	$7,529	$1,876	$9,405
Cost of sales	4,702	1,176	5,878

Gross profit	2,827	700	3,527

Gross profit %	38%	37%	37%
Operating expenses	2,128	577	2,705

Operating profit	$699	$123	822

Interest expense			(170)
Other income, net			(35)

Income before provision for taxes			617
Income tax provision			(228)

Net income			$389

Depreciation and amortization	$89	$8	$97

Assets	$21,757	$3,710	$25,467

Segment Information 2003 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended October 31, 2003:
Net sales	$6,949	$1,628	$8,577
Cost of sales	4,905	912	5,817

Gross profit	2,044	716	2,760
Gross profit %	29%	44%	32%
Operating expenses	1,943	647	2,590
Operating profit	$101	$69	170

Interest expense			(233)
Other income, net			33

Loss before income taxes			(30)
Income tax benefit			11

Net loss			$(19)

Depreciation and amortization	$110	$10	$120

Assets	$22,310	$3,555	$25,865

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statement

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as; may, will, should, expects, anticipates, estimates, believes or plans, or comparable terminology, are forward-looking statements based on current expectations and assumptions.

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

Results of Operations-three months ended October 31, 2004 vs. October 31, 2003

Sales

Net sales increased by approximately 10% to $9.4 million for the quarter ended October 31, 2004 from $8.6 million for the same period in the prior fiscal year. A general improvement in the global economy, and an exchange rate gain of approximately $234,000 at the Company’s European operations, were the contributing items for the increase in net sales.

Gross Profit

Gross profit in the first quarter increased by approximately 28% to $3.5 million from $2.8 million of gross profit reported for the same period in the prior fiscal year. The increase in gross profit was due to volume of sales, and the continuing transfer of manufacturing to outsourced contract manufacturer which has resulted in lower cost. The outsourcing continues to improve on quality which reduces rework cost. Gross margin in industrial automation declined $16,000 due to change in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative/other expenses increased approximately 9% to $2.3 million in the quarter ended October 31, 2004 as compared to $2.1 million for the same period in the prior fiscal year. The increases were primarily due to additional sales personnel in Europe, severance and salary increases.

Research, Development and Engineering Expenses

Research, development and engineering expenses decreased by approximately 17% to $397,000 for the quarter ended October 31, 2004, as compared to $478,000 for the same period in the prior fiscal year. This mainly was the result of reclassifying personnel from engineering to manufacturing for incoming inspection. No significant changes are expected in the future.

Interest Expense

For the three month period ended October 31, 2004, interest expense was $170,000 as compared to $233,000 in the prior year’s period. This decrease was primarily due to a reduction in debt.

Other Income or Expense

Other expense for the quarter ended October 31, 2004 was $35,000 compared to other income of $33,000 in the prior year period. Expenses incurred in 2004 include $30,000 for expense incurred regarding the due diligence. The remainder of the difference was a change in classification.

Income Tax Provision or Benefit

For the three months ended October 31, 2004 the tax provision was $228,000 as compared to a benefit of $11,000 in the prior year’s period. The tax benefit in the prior year period was for valuation allowance adjustments, and the tax provision for the current year period is the statutory tax rates.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At October 31, 2004 the Company’s cash position was $188,000 compared to $211,000 at July 31, 2004. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. Working capital increased to $2.1 million at October 31, 2004 from $1.8 million at July 31, 2004.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the three months ended October 31, 2004 was $979,000 as compared with $619,000 provided by operations in the same period in the prior fiscal year. Cash provided by or used in operating activities consists of net income, primarily increased or decreased by the collection of trade accounts receivable, inventories and accounts payable. The Company’s trade accounts receivable are generally collectable within 60 days.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components.

In March 2004, the Company agreed upon an extension to the principal credit agreement with its bank to January 2, 2005. The Company is current with all provisions of the current debt agreement and had excess borrowing capacity of $2.1 million with a borrowing base of 80% of eligible accounts receivables, 90% of eligible foreign accounts receivables and 50% of eligible inventory (not to exceed $3.625 million) at October 31, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $6.0 million with interest at prime (4.75% at October 31, 2004) plus 2.75%, a total of 7.5%. Monthly payments on the line are interest only with principal due January 2, 2005. Monthly payments on the note payable of $3.2 million are $56,000 plus interest at prime plus 1.75%. The line and term note are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and, may not pay any cash dividends. The Company has requested an extension of the above credit facility to April 1, 2005.

The Company also maintains a revolving line of credit with a bank to support the Company’s European operations for 2.3 million Euros, secured by certain of the Company’s inventories and receivables. As of October 31, 2004, there was a balance outstanding of 1.6 million Euros or $2.0 million.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for the year ended July 31, 2004.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. The Company is exposed to market risk from changes in the base rates on our variable rate debt.

The domestic bank revolving line of credit and term debt (totaling $7.918 million at October 31, 2004) bear interest at a variable rate of prime (4.75% at October 31, 2004) plus an additional amount, as defined in each respective debt agreement.

The Company’s Breda operation procures significant product under contract using U.S. dollars as the method of payment. These products are in turn sold in Euros. Should the exchange rate between the U.S. dollar and the Euro change, the effect could reduce the Company’s gross profit. The exchange rate at October 31, 2004 was 1 Euro to 1.2737 U.S. dollars. The exchange rate since 2001 has ranged from $.8409 to $1.2737, therefore this volatile issue could materially effect the financial statements in the future.

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

Sept. 2, 2004-4.01- Changes in Registrant’s Certifying Accountants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

	By:	/s/ Marvin Moist
Marvin Moist
December 15, 2004		President and Chief Executive Officer

	By:	/s/ Howard F. George
Howard F. George
December 15, 2004		Vice President and Chief Financial Officer