Form 10-Q
period 2005-01-31
SI TECHNOLOGIES INC
filed 2005-03-17
CIK 719582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of March 3, 2005 was 4,164,496.

SI TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SI TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$447	$211
Trade accounts receivable, less allowance for doubtful accounts of $374 and $423, respectively	5,150	5,447
Inventories, net	9,965	8,973
Other current assets	530	275

Total current assets	16,092	14,906

Property and equipment, net	1,224	1,228

Deferred income taxes	1,509	1,509

Other assets
Goodwill	7,002	7,002
Other intangibles, net	53	56
Other assets	270	285

TOTAL ASSETS	$26,150	$24,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$7,118	$7006
Current maturities of long-term debt	3,030	983
Accounts payable	4,178	3,390
Accrued liabilities	2,197	1,762
Deferred revenue	53	—

Total current liabilities	16,576	13,141

Long-term debt, less current maturities	—	2,733
Other liabilities	17	50

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 4,164,496 shares in 2005, issued 4,126,996 shares in 2004	42	41
Additional paid-in capital	11,384	11,343

Accumulated deficit	(2,161)	(2,447)
Accumulated other comprehensive income	292	125

Total stockholders’ equity	9,557	9,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,150	$24,986

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended January 31		For the six months ended January 31
	2005	2004	2005	2004
Net sales	$9,470	$8,478	$18,875	$17,054
Cost of sales	6,103	5,516	11,981	11,251

Gross profit	3,367	2,962	6,894	5,803

Operating expenses:
Selling, general and administrative	2,798	2,261	5,138	4,373
Research, development and engineering	463	437	860	915

	3,261	2,698	5,998	5,288

Income from operations	106	264	896	515

Interest expense	(179)	(218)	(349)	(452)
Other expense, net	(90)	(36)	(93)	(84)

Income (loss) before income tax benefit (expense)	(163)	10	454	(21)

Income tax benefit (expense)	60	(4)	(168)	8

Net income (loss)	$(103)	$6	$286	$(13)

Income (loss) per common share-basic	$(0.02)	$0.00	$0.07	$0.00

Income (loss) per common share-diluted	$(0.02)	$0.00	$0.07	$0.00

Weighted average shares outstanding basic	4,134,913	4,026,996	4,130,954	4,026,996

Weighted average shares outstanding-diluted	4,134,913	4,249,236	4,269,619	4,138,116

See accompanying condensed notes to consolidated financial statements

SI TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended January 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$286	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209	244
Loss on sales of fixed assets	—	21
Deferred lease cost	(33)	(166)
Provision for doubtful accounts	50	48
Changes in operating assets and liabilities:
Trade accounts receivable	247	581
Inventories	(992)	250
Other current assets	(255)	(75)
Accounts payable	788	127
Accrued liabilities	437	90
Deferred revenue	53	—

Net cash provided by operating activities	790	1,107

Cash flows from investing activities:
Purchase of equipment	(166)	(59)
Decrease in other assets	15	—

Net cash used in investing activities	(151)	(59)

Cash flows from financing activities:
Stock option granted to consultant	—	26
Stock option exercised	41	—
Net advances/(repayments) on line of credit	112	(677)
Payments on long-term debt	(686)	(486)

Net cash used in financing activities	(533)	(1,137)

Effect of translation adjustments on cash	130	99

Net increase in cash	236	10

Cash at beginning of period	211	284

Cash at end of period	$447	$294

Cash paid during period for:
Interest	$355	$439

Income taxes	$2	$—

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Consolidated Financial Statements

January 31, 2005

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

The following table shows the pro forma effect of stock based compensation on net income had the Company used the fair value method of accounting for stock options:

	Three Months ended January 31		Six Months ended January 31
	2005	2004	2005	2004
Net income (loss), as reported	$(103)	$6	$286	$(13)
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(9)	(23)	(18)	(33)

Pro forma net income (loss)	$(112)	$(17)	$268	$(46)

Income (loss) per share:
Basic:
As reported	$(0.02)	$0.00	$0.07	$0.00
Pro forma	$(0.03)	$0.00	$0.06	$(0.01)

Diluted:
As reported	$(0.02)	$0.00	$0.07	$0.00
Pro forma	$(0.03)	$0.00	$0.06	$(0.01)

Note 3. Earnings per share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (for the three months ended January 31, 2005, 290,381 equivalent shares were excluded from the diluted earnings per share calculation as they were antidilutive).

Note 4. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist of the following at:

	January 31, 2005	July 31, 2004
	(Unaudited)
Raw Materials	$4,783	$4,238
Work in Process	1,335	827
Finished Goods	4,939	4,997

	11,057	10,062
Less reserve for excess and obsolete inventories	(1,092)	(1,089)

	$9,965	$8,973

Note 5. Industry And Geographic Area Segment Information

The Company applies the principles of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in two operating segments resulting in two reportable business segments(1) industrial measurement, and (2) industrial automation. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K, Note A–Summary of Significant Accounting Policies, for the year ended July 31, 2004.

For the six month period ended January 31, 2005, of the Company’s sales 45% were within the United States, 6% were within Canada, 12% were within Pacific Rim and 37% to Europe. No single customer or control group represents more than 10% of total sales during the period. As of January 31, 2005, $5 million of the Company’s assets were held outside the United States.

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

Segment Information 2005 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2005:
Net sales	$7,442	$2,028	$9,470
Cost of sales	4,717	1,386	6,103

Gross profit	2,725	642	3,367

Gross profit %	37%	32%	36%
Operating expenses	2,555	706	3,261

Operating profit	$170	$(64)	106

Interest expense			(179)
Other expense, net			(90)

Loss before income taxes			(163)
Income tax benefit			60

Net loss			$(103)

Depreciation and amortization	$99	$10	$109

Assets	$22,290	$3,860	$26,150

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2005:
Net sales	$14,971	$3,904	$18,875
Cost of sales	9,419	2,562	11,981

Gross profit	5,552	1,342	6,894

Gross profit %	37%	34%	37%
Operating expenses	4,715	1,283	5,998

Operating profit	$837	$59	896

Interest expense			(349)
Other expense, net			(93)

Income before income taxes			454
Income tax expense			(168)

Net income			$286

Depreciation and amortization	$191	$18	$209

Segment Information 2004 (Unaudited)

	Industrial Measurement	Industrial Automation	SI Consolidated
Three months ended January 31, 2004:
Net sales	$6,812	$1,666	$8,478
Cost of sales	4,500	1,016	5,516

Gross profit	2,312	650	2,962

Gross profit %	34%	39%	35%
Operating expenses	2,043	655	2,698

Operating profit	$269	$(5)	264

Interest expense			(218)
Other income, net			(36)

Income before income taxes			10
Income tax expense			(4)

Net income			$6

Depreciation and amortization	$68	$14	$82

Assets	$22,531	$3,385	$25,916

	Industrial Measurement	Industrial Automation	SI Consolidated
Six months ended January 31, 2004:
Net sales	$13,760	$3,294	$17,054
Cost of sales	9,323	1,928	11,251

Gross profit	4,437	1,366	5,803

Gross profit %	32%	41%	34%
Operating expenses	3,986	1,302	5,288

Operating profit	$451	$64	515

Interest expense			(452)
Other expense, net			(84)

Loss before income taxes			(21)
Income tax benefit			8

Net loss			$(13)

Depreciation and amortization	$225	$19	$244

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

Definitive purchase agreement to be Acquired by Vishay Intertechnology, Inc.

As described in the definitive purchase agreement, Vishay intends to acquire all of the equity of SI in exchange for approximately $17.65 million in cash subject to reduction on a dollar for dollar basis if SI’s outstanding bank indebtedness exceeds $12 million at the date of closing. The definitive purchase agreement has been approved by both the Board of Directors of SI and Vishay. Approval by SI’s shareholders has yet to be obtained.

SI has agreed not to solicit or engage in negotiations to be acquired by any other person/company during the time it has been in negotiations with Vishay.

No assurance can be given that SI will complete a transaction with Vishay, however management expects the transaction to close in May 2005.

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

Critical Accounting Policies

We reaffirm the critical accounting policies and our use of estimates as reported in our annual report on Form 10-K for the year ended July 31, 2004.

Results of Operations-three months ended January 31, 2005 vs. January 31, 2004

Sales

Net sales increased by approximately 12% to $9.5 million for the quarter ended January 31, 2005 from $8.5 million for the same period in the prior fiscal year. A general improvement in the global economy resulting in increased sales volume, and an exchange rate gain of approximately $243,000 at the Company’s European operations, were the contributing items for the increase in sales. Both segments had increases in sales in the current quarter over the prior year period. Net sales were not significantly affected by price changes.

Gross Profit

Gross profit in the second quarter increased by approximately 14% to $3.4 million from $3.0 million of gross profit reported for the same period in the prior fiscal year. The increase in gross profit was due to sales volume and product mix, and an exchange rate gain of approximately $79,000 at the Company’s European operations all in the industrial measurement segment. Gross profit in the industrial automation segment offset the increase slightly by $8,000 due to product mix. Also offsetting the gross margin increase was the rental expense at the Tustin, California facility. The Tustin California facility is in the industrial measurement segment, and the rent has increased because the lease is short term (month to month) in anticipation of the acquisition by Vishay.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 24% to $2.8 million in the quarter ended January 31, 2005 as compared to $2.3 million for the same period in the prior fiscal year. The increases were primarily due to due diligence expenses of approximately $285,000 for legal, appraisal and travel fees incurred for the pending acquisition of the company by Vishay Intertechnology, Inc. Other expenses were for severance and salary increases, plus an increase in outside auditor fees of $90,000. Also, increases associated with additional sales personnel in Europe of approximately $30,000, and the effect of a foreign currency exchange rate increase of $67,000.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased by approximately 6% to $463,000 for the quarter ended January 31, 2005, as compared to $437,000 for the same period in the prior fiscal year. This mainly was the result of increasing engineering headcount.

Interest Expense

For the three month period ended January 31, 2005, interest expense was $179,000 as compared to $218,000 in the prior year’s period. This decrease was primarily due to a reduction in debt offset slightly by increasing interest rates.

Other Income or Expense

Other expense for the quarter ended January 31, 2005 was $90,000 compared to other expense of $36,000 in the prior year period. The increase of $54,000 is mainly due to miscellaneous foreign exchange loss.

Income Tax Provision or Benefit

For the three months ended January 31, 2005 the tax benefit was $60,000 as compared to an expense of $4,000 in the prior year’s period. The tax benefit in the current year period results from the loss in the quarter. The tax rate for both periods is 37% on earnings.

Results of Operations-Six Months ended January 31, 2005 vs. January 31, 2004

Sales

Net sales increased by approximately 11% to $18.9 million for the six months ended January 31, 2005 from $17.1 million for the same period in the prior fiscal year. A general improvement in the global economy resulting in increased sales volume, and an exchange rate gain of approximately $477,000 at the Company’s European operations were the contributing items for the increase in sales. Net sales were not significantly affected by price changes.

Gross Profit

Gross profit for the six months ended January 31, 2005 increased by 19% to $6.9 million from $5.8 million of gross profit reported for the same period in the prior fiscal year. The gross profit increase resulted from a higher level of sales volume, product mix, and the effect of a foreign currency exchange rate gain of approximately $201,000 at the Company’s European operations. Offsetting the increase was the industrial automation segment by $24,000 due to product mix. Also, offsetting the increase was a rent increase at the Tustin, California facility due to a short term lease (month to month) in anticipation of the acquisition by Vishay. The Tustin facility is in the industrial measurement segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17% to $5.1 million in the six months ended January 31, 2005 as compared to $4.4 million for the same period in the prior fiscal year. The increases were primarily due to due diligence expenses of approximately $300,000 for legal, appraisal and travel fees incurred for the pending acquisition of the company by Vishay Intertechnology, Inc. Severance, salary and outside auditor fees had increases of approximately $130,000. Also, additional sales personnel in Europe accounted for $60,000, and the effect of a foreign currency exchange rate increase of approximately $113,000.

Research, Development and Engineering Expenses

Research, development and engineering expenditures decreased by 6% to $860,000 for the six months ended January 31, 2005, as compared to $915,000 for the same period in the prior fiscal year. The decrease was mainly due to the result of reclassifying personnel to inspection, this was partially offset by an increase in headcount during the second quarter ended January 31, 2005.

Interest Expense

For the six months ended January 31, 2005, debt repayment mainly accounted for the decrease in interest expense to $349,000 as compared to $452,000 for the same period in the prior fiscal year, while interest rates increased.

Other Income or expense

Other expense for the six months ended January 31, 2005 was $93,000 compared to $84,000 in the prior year period.

Income Tax Expense

Income tax provision for the six months ended January 31, 2005 was $168,000 as compared to a tax benefit in the prior year of $8,000. The tax rate for both periods was 37%.

Inflation

Historically, the impact of inflation has been negligible, as the Company has been able to offset the effects through efficiency improvements.

Liquidity and Capital Resources

At January 31, 2005 the Company’s cash position was $447,000 compared to $211,000 at July 31, 2004. Cash required in excess of that provided for general corporate purposes is provided by borrowings under the Company’s line of credit. The company has negative working capital of ($484,000) at January 31, 2005 compared to positive working capital of $1.8 million at July 31, 2004, a decrease of $2.3 million. The decrease is due primarily to the reclassification of debt from long-term to current.

The Company’s existing capital resources consist of cash balances and funds available under its line of credit, which are increased or decreased by cash provided by or used in operating activities. Cash provided by operating activities for the six months ended January 31, 2005 and 2004 was $790,000 and $1.1 million, respectively. Cash provided by operating activities consists of net income, primarily increases or decreases in trade accounts receivable, inventories, accounts payable, and accrued liabilities. The Company’s trade accounts receivables are generally collectable within 60 days.

The Company’s cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and notes payable. Working capital requirements include the salary costs of employees and related overhead and the purchase of material and components.

In March 2004, the Company agreed upon an extension to the principal credit agreement with its bank to January 2, 2005, which was subsequently extended to April 1, 2005. In anticipation of the acquisition of the Company by Vishay, the Company has requested another extension to June 30, 2005. The extension has not yet been granted. However, management believes the requested extension will be granted. Management expects that upon the acquisition of the Company by Vishay, any amounts outstanding under the credit agreement will be paid in full. In the event that the Company is not acquired by Vishay, management anticipates that it will be able to refinance its debt with a bank at terms substantially similar to those in the Company’s current credit agreement. Management believes the liquidity provided by existing cash and borrowings available under our lines of credit will provide sufficient capital to fund our capital equipment and working capital requirements for more than the next 12 months. Failure to achieve 2005 expected cash flows from operating activities or to obtain additional debt financing, if necessary and if available, would have a material adverse effect on the Company.

The Company is in compliance with all provisions of its current credit agreement and had excess borrowing capacity of $65,000 with a borrowing base of 80% of eligible accounts receivables, 90% of eligible foreign accounts receivables and 50% of eligible inventory (not to exceed $3.625 million) at January 31, 2005. The credit agreement provides for a revolving line of credit up to a maximum of $6.0 million with interest at prime (5.25% at January 31, 2005) plus 2.75%, a total of 8.0%. Monthly payments on the line are interest only with principal due April 1, 2005. Monthly payments on the note payable of $3.0 million are $56,000 plus interest at prime plus 1.75%. The line and term note are secured by substantially all of the Company’s assets and are cross-collateralized and cross-defaulted. The Company is required to maintain certain levels of earnings before interest, taxes, depreciation and amortization, tangible net worth and fixed charge coverage and, may not pay any cash dividends.

The Company also maintains a revolving line of credit with a bank to support the Company’s European operations for 2.3 million Euros, secured by certain of the Company’s inventories and receivables. As of January 31, 2005, there was a balance outstanding of 1.3 million Euros or $1.7 million.

Contracts and Commitments

The following table summarizes payment obligations for long-term debt, capital leases, operating leases and purchase obligations at January 31, 2005.

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	MORE THAN 4 YEARS
Long-term debt	$3,030	$3,030	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	2,162	485	1,072	605
Purchase obligations	—	—	—	—

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. The Company is exposed to market risk from changes in the base rates on our variable rate debt.

The domestic bank revolving line of credit and term debt (totaling $8.4 million at January 31, 2005) bear interest at a variable rate of prime (5.25% at January 31, 2005) plus an additional amount, as defined in each respective debt agreement.

The Company’s Breda operation procures significant product under contract using U.S. dollars as the method of payment. These products are in turn sold in Euros. Should the exchange rate between the U.S. dollar and the Euro change, the effect could reduce the Company’s gross profit. The exchange rate at January 31, 2005 was 1 Euro to 1.3051 U.S. dollars. The exchange rate since 2001 has ranged from $.8409 to $1.3051, therefore this volatile issue could materially effect the financial statements in the future.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

December 23, 2004-4.02 – Agreement and plan for merger.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI TECHNOLOGIES, INC.

	By:	/s/ Marvin Moist
Marvin Moist
March 17, 2005		President and Chief Executive Officer

	By:	/s/ Howard F. George
Howard F. George
March 17, 2005		Vice President and Chief Financial Officer